Form 10QSB
period 2006-03-31
BLACK NICKEL ACQUISITION CORP III
filed 2006-05-11
CIK 1329551

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-51722

BLACK NICKEL ACQUISITION CORP. III
(Exact name of small business issuer as specified in its charter)

Delaware		83-0432183
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification number)

300 Colonial Center Parkway Suite 260 Roswell, Georgia		30076
(Address of principal executive offices)		(Zip Code)

Issuer's telephone number, including area code: (678) 353-2190

No change
(Former name, former address and former fiscal year, if changed since last report)

Copies to:
Feldman Weinstein LLP
420 Lexington Avenue
Suite 2620
New York, NY 10170
Attn: David N. Feldman, Esq.
Tel: (212) 869-7000
Fax: (212) 997-4242

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of May 10, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

BLACK NICKEL ACQUISITION CORP. III

- INDEX -

Page(s)
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet - March 31, 2006 (unaudited)	F-1

Statements of Operations for the cumulative period during the development stage May 26, 2005 (inception) to March 31, 2006 and the three months ended March 31, 2006 (unaudited)	F-2

Statement of Changes in Stockholders’ Equity for the cumulative period during the development stage May 26, 2005 to March 31, 2006 and for the quarter ended March 31, 2006 (unaudited)	F-3

Statements of Cash Flows for the cumulative period during the development stage May 26, 2005 (inception) to March 31, 2006 and for the quarter ended March 31, 2006 (unaudited)	F-4

Notes to Interim Unaudited Financial Statements	F-5-F-6

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Changes in Securities	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits and Reports on Form 8-K	2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK NICKEL ACQUISITION CORP. III A Development Stage Company Balance Sheet (Unaudited)	March 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$19,667
Prepaid expenses	8,333

$28,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$6,704
Stockholders' Equity
Preferred stock - $.0001 par value - 10,000,000 shares
authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value - 75,000,000 shares
authorized; 1,500,000 shares issued and outstanding	150
Additional paid-in capital	49,850
(Deficit) accumulated during the development stage	(28,704)

21,296

$28,000

See accompanying notes to interim unaudited financial statements.	F-1

BLACK NICKEL ACQUISITION CORP. III A Development Stage Company Statements of Operations (Unaudited)	March 31, 2006

	Three Months	Cumulative Period from
	Ended	May 26, 2005 (Inception)
	March 31, 2006	Through March 31, 2006

Net Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

General and Administrative Expenses	(10,871)	(28,704)

Investment Income	-	-

Net (Loss)	$(10,871)	$(28,704)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.02)

Weighted Average Number of Common
Shares Outstanding	1,500,000	1,354,369

See accompanying notes to interim unaudited financial statements.	F-2

BLACK NICKEL ACQUISITION CORP. III A Development Stage Company Statement of Changes in Stockholders’ Equity	March 31, 2006

						(Deficit)
						Accumulated
						During the
					Additional	Development
	Preferred Stock		Common Stock		Paid-in	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance -
May 26, 2005	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	49,850	-	50,000
Net (loss)	-	-	-	-	-	(17,833)	(17,833)

Balance -
December 31, 2005	-	-	1,500,000	150	49,850	(17,833)	32,167
Net (Loss)	-	-	-	-	-	(10,871)	(10,871)

Balance
March 31, 2006
(unaudited)	-	$-	1,500,000	$150	$49,850	$(28,704)	$21,296

See accompanying notes to interim unaudited financial statements.	F-3

BLACK NICKEL ACQUISITION CORP. III A Development Stage Company Statements of Cash Flows (Unaudited)	March 31, 2006

	Three Months	Cumulative Period from
	Ended	May 26, 2005, (Inception)
	March 31, 2006	Through March 31, 2006

Cash Flows from Operating Activities
Net (loss)	$(10,871)	$(28,704)
Adjustments to reconcile net (loss) to
net cash provided by (used in)
operating activities:
Prepaid expenses	(8,333)	(8,333)
Accrued expenses	1,430	6,704

	(17,774)	(30,333)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	50,000

Net Decrease in Cash and Cash Equivalents	(17,774)	19,667

Cash and Cash Equivalents - beginning	37,441	-

Cash and Cash Equivalents - end	$19,667	$19,667

See accompanying notes to interim unaudited financial statements.	F-4

BLACK NICKEL ACQUISITION CORP. III A Development Stage Company Notes to Interim Unaudited Financial Statements March 31, 2006

1 -	Development Stage Company

Black Nickel Acquisition Corp. III, a development stage company (the “Company”), was incorporated in the State of Delaware on May 26, 2005 and maintains principal offices in Roswell, Georgia. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.

2 -	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of March 31, 2006 and for the three months then ended and for the cumulative period from May 26, 2005 (inception) through March 31, 2006, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Form 10-KSB for the period May 26, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since the period May 26, 2005 (inception) through December 31, 2005.

3 -	Summary of Significant Accounting Policies

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

a.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

F-5

c.	Fair Value of Financial Instruments - The carrying value of cash equivalents, prepaid expenses and accrued expenses approximates fair value due to their short-term nature.

d.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

e.
Income Taxes - The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company has a deferred tax assert which is fully offset by a valuation allowance at the balance sheet date.

4 -	Related Party Transaction

The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

5 -	Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements),” that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year 2006).

F-6

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with a privately-held company.  Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 12, 2006, and incorporated herein by this reference.

(b) Reports on Form 8-K. None.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2006	BLACK NICKEL ACQUISITION CORP. III

	By:	/s/ Paul T. Mannion, Jr.
Paul T. Mannion, Jr., President

3