Form 10QSB
period 2006-09-30
BLACK NICKEL ACQUISITION CORP III
filed 2006-11-14
CIK 1329551

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

BLACK NICKEL ACQUISITION CORP. III

- INDEX -

Page
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet - September 30, 2006 (unaudited)	F-1

Statements of Operations (unaudited) for the cumulative period during the development stage May 26, 2005 (inception) through September 30,
2006, the three and nine months ended September 30, 2006, the period
From May 26, 2005 (inception) through September 30, 2005, and the three
months ended September 30, 2005	F-2

Statement of Changes in Stockholders’ Equity for the cumulative period during the development stage May 26, 2005 (inception) through
September 30, 2006 (unaudited)	F-3

Statements of Cash Flows (unaudited) for the cumulative period during the development stage May 26, 2005 (inception) through September 30,
2006, the nine months ended September 30, 2006, and the period from
May 26, 2005 (inception) through September 30, 2005	F-4

Notes to Interim Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits and Reports on Form 8-K	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Balance Sheet (Unaudited)
September 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$7,094

$7,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$4,035

Stockholders’ Equity
Preferred stock, $.0001 par value; 10,000,000 shares
authorized, -0- shares issued	—
Common stock, $.0001 par value; 75,000,000 shares
Authorized, 1,500,000 shares issued and outstanding	150
Additional paid-in capital	49,850
Deficit accumulated during the development stage	(46,941)
Total stockholders’ equity	3,059

$7,094

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

					Cumulative
				Period from	Period from
				May 26, 2005	May 26, 2005
	Nine Months	Three Months	Three Months	(Inception)	(Inception)
	Ended	Ended	Ended	through	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
Net Sales	$—	$—	$—	$—	$—

Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—

Expenses:
General and
Administrative	29,108	11,309	3,853	12,559	46,941

Net (loss)	$(29,108)	$(11,309)	$(3,853)	$(12,559)	$(46,941)

Basic and Diluted
Loss per Share	$(.02)	$(.01)	$ (—)	$(.01)	$(.03)

Weighted Average Number of common Shares Outstanding	1,500,000	1,500,000	1,500,000	1,146,554	1,408,765

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, May 26, 2005	—	$—	—	$—	$—	$—	$—

Issuance of common stock
on June 24, 2005	—	—	1,500,000	150	49,850	—	50,000
Net loss	—	—	—	—	—	(17,833)	(17,833)

Balance, December 31, 2005	—	—	1,500,000	150	49,850	(17,833)	32,167

Net loss	—	—	—	—	—	(29,108)	(29,108)

Balance, September 30, 2006
(Unaudited)	—	$—	1,500,000	$150	$49,850	$(46,941)	$3,059

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)
			Cumulative Period
		Period From	From
		May 26, 2005	May 26, 2005
	Nine Months	(Inception)	(Inception)
	Ended	through	through
	September 30,	September 30,	September 30,
	2006	2005	2006
Cash Flows from Operating Activities
Net loss	$(29,108)	$(12,559)	$(46,941)
Adjustments to reconcile net loss to
net cash used in operating activities
Accrued expenses	(1,239)	—	4,035

	(30,347)	(12,559)	(42,906)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	50,000	50,000

	—	50,000	50,000

Net Increase (Decrease) in Cash and Cash Equivalents	(30,347)	37,441	7,094

Cash and cash Equivalents, beginning	37,441	—	—

Cash and Cash Equivalents, ending	$7,094	$37,441	$7,094

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Notes to Interim Unaudited Financial Statements

1.	Development Stage Enterprise

Black Nickel Acquisition Corp. III, a development stage enterprise (the “Company”), was incorporated in the state of Delaware on May 26, 2005 and maintains principal offices in Roswell, Georgia. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.

2.	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of September 30, 2006 and for the three and nine months then ended, for the three months ended September 30, 2005, and for the cumulative period from May 26, 2005 (inception) through September 30, 2006, and 2005, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for the period May 26, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since the period May 26, 2005 (inception) through December 31, 2005.

3.	Summary of Significant Accounting Policies

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

Use of Estimates The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Notes to Interim Unaudited Financial Statements

Fair Value of Financial Instruments The carrying value of current assets and current liabilities approximates fair value due to their short-term nature.

Cash and Cash Equivalents For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company has approximately $7,000 in gross deferred tax assets at September 30, 2006 resulting from deferred start-up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain.

4.	Related Party Transaction

The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

5.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have an effect on its financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Black Nickel Acquisition Corp. III (the “Company”) incurred a net loss of $29,108 for the nine months ended September 30, 2006. The Company has working capital and total stockholders’ equity of $3,059 as of September 30, 2006.

Plan of Operation. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources. As of September 30, 2006, the Company had assets consisting primarily of $7,094 in cash and cash equivalents.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

Date: November 13, 2006	BLACK NICKEL ACQUISITION CORP. III

	By:	/s/ Paul T. Mannion, Jr.
Paul T. Mannion, Jr., President

3