Form 10QSB
period 2007-09-30
BLACK NICKEL ACQUISITION CORP III
filed 2007-11-14
CIK 1329551

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-51722

Black Nickel Acquisition Corp. III (Exact name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)
83-0432183 (I.R.S. Employer Identification Number)
300 Colonial Center Parkway, Suite 260, Roswell, Georgia 30076 (Address of Principal Offices)
(678) 353-2190 (Issuer’s Telephone Number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,5000,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

BLACK NICKEL ACQUISITION CORP. III

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements

Balance Sheet as of September 30, 2007 (Unaudited)		F-1

Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 and for the Cumulative Period from May 26, 2005 (Inception) through September 30, 2007 (Unaudited)		F-2

Statement of Changes in Stockholders’ Equity (Deficiency) for the Cumulative Period from May 26, 2005 (Inception) to September 30, 2007 (Unaudited)		F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and for the Cumulative Period from May 26, 2005 (Inception) to September 30, 2007 (Unaudited)		F-4

Notes to Financial Statements (Unaudited)		F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3	Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	2

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3.	Defaults Upon Senior Securities	2

Item 4.	Submission of Matters to a Vote of Security Holders	2

Item 5.	Other Information	2

Item 6.	Exhibits	2

Signatures		4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Balance Sheet (Unaudited)
September 30, 2007

ASSETS
Current Assets
Cash	$347
Prepaid expenses	1,875

$2,222

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$4,512
Notes payable - related parties	24,000
Accrued expenses - related parties	1,752
Total Current Liabilities	30,264
Stockholders’ Equity (Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued	--
Common stock, $.0001 par value; 75,000,000 shares authorized, 1,500,000 shares issued and outstanding	150
Additional paid-in capital	49,850
Deficit accumulated during the development stage	(78,042)
Total stockholders’ equity (deficiency)	(28,042)

$2,222

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Cumulative Period from May 26, 2005 (Inception) through September 30, 2007
Net sales	$--	$--	$--	$--	$--

Cost of sales	--	--	--	--	--

Gross profit	--	--	--	--	--

Expenses:
General and Administrative	3,853	6,418	29,108	24,399	76,790

Loss before other expenses	(3,853)	(6,418)	(29,108)	(24,399)	(76,790)

Other expenses:
Interest	--	606	--	1,252	1,252

Net (loss)	$(3,853)	$(7,024)	$(29,108)	$(25,651)	$(78,042)

Basic and Diluted
Loss per Share	$--	$--	$(.02)	$(.02)

Weighted Average Number of common Shares Outstanding, Basic and Diluted	1,500,000	1,500,000	1,500,000	1,500,000

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, May 26, 2005	--	$--	--	$--	$--	$--	$--

Issuance of common stock on June 24, 2005	--	--	1,500,000	150	49,850	--	50,000
Net loss	--	--	--	--	--	(17,833)	(17,833)

Balance, December 31, 2005	--	--	1,500,000	150	49,850	(17,833)	32,167

Net loss	--	--	--	--	--	(34,558)	(34,558)

Balance, December 31,2006	--	--	1,500,000	150	49,850	(52,391)	(2,391)

Net loss (unaudited)	--	--	--	--	--	(25,651)	(25,651)

Balance, September 30, 2007
(Unaudited)	--	$--	1,500,000	$150	$49,850	$(78,042)	$(28,042)

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Cumulative Period From May 26, 2005 (Inception) through September 30, 2007
Cash Flows from Operating Activities
Net loss	$(29,108)	$(25,651)	$(78,042)
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses	--	(1,875)	(1,875)
Accounts payable and accrued expenses	(1,239)	814	6,264

Cash Used in Operations	(30,347)	(26,712)	(73,653)

Cash Flows from Financing Activities
Proceeds from note payable	--	24,000	24,000
Proceeds from issuance of common stock	--	--	50,000

Cash Provide by Financing Activities	--	24,000	74,000

Net Increase (Decrease) in Cash and Cash Equivalents	(30,347)	(2,712)	347

Cash and cash Equivalents, beginning	37,441	3,059	--

Cash and Cash Equivalents, ending	$7,094	$347	$347

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended September 30, 2007 of $78,042. In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2.	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 and for the cumulative period from May 26, 2005 (inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

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

The Company has approximately $31,000 in gross deferred tax assets at September 30, 2007 resulting from deferred start-up costs which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain.

4.	Note Payable

During 2007, the Company entered into two loan agreements, consisting of a $16,000 and an $8,000 loan, with a stockholder and an entity owned by certain stockholders of the Company. Any amounts outstanding under the loan accrue interest at the rate of 10% per year computed on actual days outstanding in a 365 day year. On September 5, 2007, the $16,000 loan and the related accrued interest was due. The $8,000 loan and the related accrued interest is due on October 27, 2007. As of November 12, 2007, these loans remain unpaid.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

7.	Stockholders’ Equity

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operations

Black Nickel Acquisition Corp. III (“we”, “our”, “us” or the “Company”) incurred a net loss of $(7,024) and $(25,651) for the three and six months ended September 30, 2007, respectively, and $(78,042) for the cumulative period from May 26, 2005 (inception) through September 30, 2007. Additionally, the Company has a working capital deficiency of $28,242 and stockholders' deficit of $28,042 at September 30, 2007. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $2,222, consisting exclusively of cash of $347 and prepaid expenses of $1,875. The Company's liabilities are $30,264 at September 30, 2007, of which $25,752 is notes and interest payable to a stockholder and an affiliate. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 26, 2005 (inception) through September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
------------------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.
-----------------------------------
There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On March 5, 2007, the Company entered into a loan agreement (the “March Loan Agreement”) in the amount of $16,000 with an entity owned by certain stockholders of the Company (the “March Loan”).  On April 27, 2005, the Company entered into a loan agreement (the “April Loan Agreement” and together with the March Loan Agreement, the “Loan Agreements”) in the amount of $8,000 with a principal stockholder of the Company (the “April Loan” and together with the March Loan, the “Loans”).  Any amounts outstanding under the Loans accrue interest at the rate of 10% per year computed on actual days outstanding in a 365 day year.  The balance of the Loans and any unpaid accrued interest ($1,252 at September 30, 2007) is due in full upon the earlier of (i) the closing of a reverse merger, share exchange or similar business combination, (ii) September 5, 2007, with respect to the March Loan Agreement, or October 27, 2007,with respect to the April Loan Agreement, or (iii) an event of default.  As of November 12, 2007, the Loans and accrued interest were unpaid.  Under the terms of the Loan Agreements, the Company’s default in payment of principal amounts of the Loans when due is deemed an “Event of Default.”  Immediately upon the occurrence of an Event of Default, at the lender’s option, the entire principal amount and all other amounts payable shall become due and payable.  Accordingly, the lenders may demand payment of the aggregate $24,000 due to them by the Company at any time.  There is no assurance that the Company will have the capital resources to satisfy these obligations.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

2

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 12, 2006, and incorporated herein by this reference.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK NICKEL ACQUISITION CORP. III

Date: November 14, 2007	By:	/s/ Paul T. Mannion, Jr.
Name: Paul T. Mannion, Jr.
Title: President

4