Form 10-Q
period 2008-03-31
BLACK NICKEL ACQUISITION CORP III
filed 2008-05-15
CIK 1329551

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51722

Black Nickel Acquisition Corp. III
(Exact name of registrant as specified in its charter)

Delaware	83-0432183
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

300 Colonial Center Parkway, Suite 260, Roswell, GA 30076
(Address of principal executive offices)

(678) 353-2190 (Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,665,000 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2008.

BLACK NICKEL ACQUISITION CORP. III

- INDEX -

			Page
PART I – FINANCIAL INFORMATION:

Item	1.	Financial Statements:

		Balance Sheets, as of March 31, 2008 (unaudited) and December 31, 2007	1

		Statements of Operations (unaudited) for the Three Months Ended March 31, 2008	2
		and 2007 and for the Cumulative Period from May 26, 2005 (Inception)
		through March 31, 2008

		Statement of Changes in Stockholders’ Equity (Deficiency) for the Cumulative	3
		Period from May 26, 2005 (Inception) to March 31, 2008 (unaudited)

		Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2008	4
		and 2007 and for the Cumulative Period from May 26, 2005 (Inception)
		through March 31, 2008

		Notes to Interim Unaudited Financial Statements	5

Item	2.	Management’s Discussion and Analysis of Financial Condition and	8
		Results of Operations

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item	4T.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item	1.	Legal Proceedings	11

Item	1A.	Risk Factors	11

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item	3.	Defaults Upon Senior Securities	11

Item	4.	Submission of Matters to a Vote of Security Holders	11

Item	5.	Other Information	12

Item	6.	Exhibits	12

Signatures			13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$4,154	$304

	$4,154	$304
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$9,180	$8,238
Advances from stockholders	6,600	1,500
Notes payable – related parties	24,000	24,000
Accrued expenses	9,326	8,974
	49,106	42,712
Stockholders’ Equity (Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares
authorized, no shares issued	--	--
Common stock, $.0001 par value; 75,000,000 shares
authorized, 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	49,850	49,850
Deficit accumulated during the development stage	(94,952)	(92,408)
Total stockholders’ equity (deficiency)	(44,952)	(42,408)

	$4,154	$304

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

			Cumulative
			Period from
			May 26, 2005
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
Net sales	$--	$--	$--

Cost of sales	--	--	--

Gross profit	--	--	--

Expenses:
General and
Administrative	1,946	10,756	92,498

Loss before other expenses	(1,946)	(10,756)	(92,498)

Other expenses:
Interest	598	114	2,454

Net (loss)	$(2,544)	$(10,870)	$(94,952)

Basic and Diluted
Loss per Share	$--	$(.01)

Basic and Diluted
Weighted Average Number of Common
Shares Outstanding	1,500,000	1,500,000

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficiency)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, May 26, 2005	--	$--	--	$--	$--	$--	$--

Issuance of common stock
on June 24, 2005	--	--	1,500,000	150	49,850	--	50,000
Net loss	--	--	--	--	--	(17,833)	(17,833)

Balance, December 31, 2005	--	--	1,500,000	150	49,850	(17,833)	32,167

Net loss	--	--	--	--	--	(34,558)	(34,558)

Balance, December 31, 2006	--	--	1,500,000	150	49,850	(52,391)	(2,391)

Net loss	--	--	--	--	--	(40,017)	(40,017)

Balance, December 31, 2007	--	--	1,500,000	150	49,850	(92,408)	(42,408)

Net loss (unaudited)	--	--	--	--	--	(2,544)	(2,544)

Balance, March 31, 2008 (unaudited)	--	$--	1,500,000	$150	$49,850	$(94,952)	$(44,952)

See accompanying notes to interim unaudited financial statements .

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

			Cumulative Period
			From
			May 26, 2005
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(2,544)	$(10,870)	$(94,952)
Adjustments to reconcile net loss to
net cash used in operating activities
Prepaid expenses	--	(5,625)	--
Accounts payable and accrued expenses	1,294	2,683	18,506

Cash Used in Operations	(1,250)	(13,812)	(76,446)

Cash Flows from Financing Activities
Advances from stockholders	5,100	--	6,600
Proceeds from notes payable	--	16,000	24,000
Proceeds from issuance of common stock	--	--	50,000

Cash Provided by Financing Activities	5,100	16,000	80,600

Net Increase in Cash and Cash Equivalents	3,850	2,188	4,154

Cash, beginning	304	3,059	--

Cash, ending	$4,154	$5,247	$4,154

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III (A Development Stage Enterprise) Notes to Interim Unaudited Financial Statements

1.	Development Stage Enterprise

Black Nickel Acquisition Corp. III, a development stage enterprise (the “Company”), was incorporated in the state of Delaware on May 26, 2005 and maintains principal offices in Roswell, Georgia. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended March 31, 2008 of $94,952. In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2.	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 and for the cumulative period from May 26, 2005 (inception) through March 31, 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

3.	Summary of Significant Accounting Policies

Use of EstimatesThe preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has approximately $37,000 in gross deferred tax assets at March 31, 2008 resulting from deferred start-up costs of $94,952 which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes, a change of $1,000 for 2008. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain. The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 4.6%, and the effective rate of 0% is due to the capitalization of the Company’s start-up costs for tax purposes.

New Accounting Pronouncements On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). There was no impact on the Company’s financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). There was no impact on the Company’s financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 159.

4.	Notes Payable - Related Parties

During 2007, the Company entered into two loan agreements, consisting of a $16,000 and an $8,000 loan with a stockholder and a $16,000 loan with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loans accrue interest at 10% per year computed on actual days outstanding in a 365 day year. The $16,000 loan and the related accrued interest was due on September 5, 2007. The $8,000 loan and the related accrued interest was due on October 27, 2007. As of May 14, 2008, these loans remain unpaid.

Black Nickel Acquisition Corp. III (A Development Stage Enterprise) Notes to Interim Unaudited Financial Statements

On April 15, 2008, the Company entered into three loan agreements of $7,200 each with three stockholders. Any amounts outstanding under the loans accrue interest at 10% per year computed on actual days outstanding in a 365 day year. These loans mature on October 30, 2008.

As of March 31, 2008, accrued expenses include accrued interest on the notes payable – related parties of $2,454.

5.	Related Party Transactions

The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

6.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

8.	Subsequent Events

On April 17, 2008, the Company entered into a Letter of Intent (the “LOI”) with 7 Billion People, Inc. (“7BP”), pursuant to which the Company intends to combine with 7BP either through a merger between 7BP and a wholly owned subsidiary of the Company or an exchange of shares of stock of 7BP for shares of Common Stock (the “Merger”). The LOI contemplates that at the closing of the Merger, an aggregate of 28,500,000 shares of Common Stock will be issued to the current stockholders of 7BP, in addition to shares of Common Stock or other securities to be issued in connection with the Financing (as defined below).

A condition to closing the Merger is the completion of a private placement of securities raising gross proceeds of at least $5,500,000 (the “Financing”). Additionally, the LOI provides that after the closing of the Merger, the Company will register for resale all currently outstanding shares of Common Stock, the terms surrounding such registration will mirror the terms of the registration rights agreement for the Financing (the “Registration”). The LOI contemplates that the closing of the Merger shall be completed no later than June 15, 2008.

The provisions of the LOI concerning the Merger, the Financing, the Registration and the contemplated date of closing are not binding on the Company. However, the remaining provisions of the LOI, including but not limited to those with respect to no-shop, confidentiality and costs, are binding on the Company and 7BP. The binding provisions contained in the LOI and the LOI in its entirety may be terminated (i) by mutual written consent of both parties; or (ii) upon written notice by either party to the other if the Definitive Agreements (as defined in the LOI) have not been executed by June 15, 2008, provided, however, that the termination of the binding provisions shall not affect the liability for breach of any of the binding provisions prior to the termination.

The Company and 7BP have begun preparation of agreements necessary to consummate the Merger. As of the date of this report, the Company has not entered into any definitive agreement concerning the Merger. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the LOI will ever be consummated.

On May 12, 2008, the Company sold an additional 165,000 shares of its common stock to a relative of an existing stockholder for $5,500. Concurrently with the sale, the existing officers and directors of the Company resigned and the new stockholder was elected to serve as President, Secretary and Director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Black Nickel Acquisition Corp. III (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on May 26, 2005 and maintains its principal executive office at 300 Colonial Center Parkway, Suite 260, Roswell, Georgia 30076. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on January 12, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since we filed our Registration Statement on Form 10-SB, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Letter of Intent

On April 17, 2008, the Company entered into a Letter of Intent (the “LOI”) with 7 Billion People, Inc. (“7BP”), pursuant to which the Company intends to combine with 7BP either through a merger between 7BP and a wholly owned subsidiary of the Company or an exchange of shares of stock of 7BP for shares of Common Stock (the “Merger”). The LOI contemplates that at the closing of the Merger, an aggregate of 28,500,000 shares of Common Stock will be issued to the current stockholders of 7BP, in addition to shares of Common Stock or other securities to be issued in connection with the Financing (as defined below).

A condition to closing the Merger is the completion of a private placement of securities raising gross proceeds of at least $5,500,000 (the “Financing”). Additionally, the LOI provides that after the closing of the Merger, the Company will register for resale all currently outstanding shares of Common Stock, the terms surrounding such registration will mirror the terms of the registration rights agreement for the Financing (the “Registration”). The LOI contemplates that the closing of the Merger shall be completed no later than June 15, 2008.

The provisions of the LOI concerning the Merger, the Financing, the Registration and the contemplated date of closing are not binding on the Company. However, the remaining provisions of the LOI, including but not limited to those with respect to no-shop, confidentiality and costs, are binding on the Company and 7BP. The binding provisions contained in the LOI and the LOI in its entirety may be terminated (i) by mutual written consent of both parties; or (ii) upon written notice by either party to the other if the Definitive Agreements (as defined in the LOI) have not been executed by June 15, 2008, provided, however, that the termination of the binding provisions shall not affect the liability for breach of any of the binding provisions prior to the termination.

The Company and 7BP have begun preparation of agreements necessary to consummate the Merger. As of the date of this report, the Company has not entered into any definitive agreement concerning the Merger. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the LOI will ever be consummated.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $4,154 comprised exclusively of cash. The Company’s current liabilities as of March 31, 2008 totaled $49,106, comprised of $9,180 of accounts payable, $6,600 of advances from stockholders, $24,000 of notes payable and $9,326 of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

Cumulative Period
Three Months	Three Months Ended	From
Ended	March 31, 2007	May 26, 2005
March 31, 2008		(Inception) to
March 31, 2008
Net cash used in operating activities	$(1,250)	$(13,812)	$(76,446)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$5,100	$16,000	$80,600
Net effect on cash	$3,850	$2,188	$4,154

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 26, 2005 (Inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of approximately $2,544, consisting of legal, accounting, audit and other professional service fees incurred in relation to the Company’s filing of the Company’s Annual Report on Form 10-KSB in March of 2008.

For the three months ending March 31, 2007, the Company had a net loss of approximately $10,870, consisting of legal, accounting, audit and other professional service fees incurred in relation to the Company’s filing of the Company’s Annual Report on Form 10-KSB in March of 2007.

For the period from May 26, 2005 (Inception) to March 31, 2008, the Company had a net loss of $94,952, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in January of 2006 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures. Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2008, the Company sold 165,000 shares of its common stock, par value $.0001 per share (the “Common Stock”) to Jules Benge Prag IV, the Company’s President, Secretary and sole director, for an aggregate purchase price equal to $5,500.11. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

	Exhibit	Description

	*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005.

	*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 12, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2008	BLACK NICKEL ACQUISITION CORP. III

	By:	/s/ Jules Benge Prag IV
Jules Benge Prag IV President, Secretary and Director