Form 10-Q
period 2008-06-30
BLACK NICKEL ACQUISITION CORP III
filed 2008-08-14
CIK 1329551

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐
               Non-accelerated filer ☐       Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,665,000 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2008.

BLACK NICKEL ACQUISITION CORP. III

- INDEX -

		Page
PART I -	FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	1

	Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2008 and June 30, 2007 and for the Cumulative Period from May 26, 2005 (Inception) through June 30, 2008	2

	Statement of Changes in Stockholders’ Equity (Deficiency) for the Cumulative Period from May 26, 2005 (Inception) through June 30, 2008 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008 and June 30, 2007 and for the Cumulative Period from May 26, 2005 (Inception) through June 30, 2008	4

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Balance Sheets
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$2,239	$304

	$2,239	$304

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$5,000	$8,238
Advances from stockholders	--	1,500
Notes payable - related parties	45,600	24,000
Subscription deposits	3,000	--
Accrued expenses	3,441	8,974
	57,041	42,712
Stockholders’ Equity (Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares
authorized, no shares issued	--	--
Common stock, $.0001 par value; 75,000,000 shares
authorized, 1,665,000 shares issued and outstanding	167	150
Additional paid-in capital	91,083	49,850
Deficit accumulated during the development stage	(146,052)	(92,408)
Total stockholders’ equity (deficiency)	(54,802)	(42,408)

	$2,239	$304

See accompanying notes to interim unaudited financial statements.

 Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

					Cumulative May 26, 2005
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008
Net sales	$--	$--	$--	$--	$--
Cost of sales	--	--	--	--	--
Gross profit	--	--	--	--	--
Expenses:
General and
Administrative	50,113	7,225	52,059	17,981	142,611
Loss before other expenses	(50,113)	(7,225)	(52,059)	(17,981)	(142,611)
Other expenses:
Interest	985	533	1,585	646	3,441
Net (loss)	$(51,098)	$(7,758)	$(53,644)	$(18,627)	$(146,052)
Basic and Diluted
Loss per Share	$(.04)	$(.01)	$(.03)	$(.01)
Basic and Diluted
Weighted Average Number of
Common Shares Outstanding	1,590,659	1,500,000	1,545,330	1,500,000

See accompanying notes to interim unaudited financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, May 26, 2005	--	$--	--	$--	$--	$--	$--
Issuance of common stock
on June 24, 2005	--	--	1,500,000	150	49,850	--	50,000
Net loss	--	--	--	--	--	(17,833)	(17,833)
Balance, December 31, 2005	--	--	1,500,000	150	49,850	(17,833)	32,167
Net loss	--	--	--	--	--	(34,558)	(34,558)
Balance, December 31,2006	--	--	1,500,000	150	49,850	(52,391)	(2,391)
Net loss	--	--	--	--	--	(40,017)	(40,017)
Balance, December 31, 2007	--	--	1,500,000	150	49,850	(92,408)	(42,408)
Issuance of common stock
in May 2008	--	--	179,000	17	5,483	--	5,500
Compensatory portion of stock
issuance	--	--	--	--	35,750	--	35,750
Net loss (unaudited)	--	--	--	--	--	(53,644)	(53,644)
Balance, June 30, 2008 (unaudited)	--	$--	1,679,000	$167	$91,083	$(146,052)	$(54,802)

See accompanying notes to interim unaudited financial statements .

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
 Statements of Cash Flows (Unaudited)

	Six Months Ended June30, 2008	Six Months Ended June30, 2007	Cumulative Period From May 26, 2005 (Inception) Ended June30, 2008
Cash Flows from Operating Activities
Net loss	$(53,644)	$(18,627)	$(146,052)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock based compensation	35,750	--	35,750
Prepaid expenses	--	(3,750)	--
Accounts payable and accrued expenses	(5,771)	65	11,441
Cash Used in Operations	(23,665)	(22,312)	(98,861)
Cash Flows from Financing Activities
Advances from stockholders	(1,500)	--	--
Proceeds from notes payable	21,600	24,000	45,600
Proceeds from issuance of common stock	5,500	--	55,500
Cash Provided by Financing Activities	25,600	24,000	101,100
Net Increase in Cash and Cash Equivalents	1,935	1,688	2,239
Cash, beginning	304	3,059	--
Cash, ending	$2,239	$4,747	$2,239
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended June 30, 2008 of $146,052. In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2.	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 and for the cumulative period from May 26, 2005 (inception) through June 30, 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

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

The Company has approximately $56,000 in gross deferred tax assets at June 30, 2008 resulting from deferred start-up costs of $146,052 which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes, an increase of $20,000 for 2008. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain. The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 4.6%, and the effective rate of 0% is due to the capitalization of the Company’s start-up costs for tax purposes.

Recently Adopted Accounting Pronouncements On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). There was no impact on the Company’s financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). There was no impact on the Company’s financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 159.

4.	Notes Payable - Related Parties

During 2007, the Company entered into two loan agreements, consisting of an $8,000 loan with a stockholder and a $16,000 loan with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loans accrue interest at 10% per year computed on actual days outstanding in a 365 day year. The $16,000 loan and the related accrued interest was due on September 5, 2007. The $8,000 loan and the related accrued interest was due on October 27, 2007. As of August 14, 2008, these loans remain unpaid.

On April 15, 2008, the Company entered into three loan agreements of $7,200 each with three stockholders. Any amounts outstanding under the loans accrue interest at 10% per year computed on actual days outstanding in a 365 day year. These loans mature on October 30, 2008.

As of June 30, 2008, accrued expenses include accrued interest on the notes payable - related parties of $3,441.

5.	Related Party Transactions

The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

On May 12, 2008, the Company sold an additional 165,000 shares of its common stock to a relative of an existing stockholder for $5,500. Concurrently with the sale, the existing officers and directors of the Company resigned and the new stockholder was elected to serve as President, Secretary and Director of the Company. The fair value of the securities sold based upon the concurrent offering of common stock from a subscription agreement to unaffiliated investors, was $41,250 and, accordingly, $35,750 was charged to operations as compensation in the current quarter with the corresponding increase to additional paid in capital.

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

On April 17, 2008, the Company entered into a Letter of Intent (the “LOI”) with 7 Billion People, Inc. (“7BP”), pursuant to which the Company intends to combine with 7BP either through a merger between 7BP and a wholly owned subsidiary of the Company or an exchange of shares of stock of 7BP for shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (the “Merger”). The LOI contemplates that at the closing of the Merger, an aggregate of 28,500,000 shares of Common Stock will be issued to the current stockholders of 7BP, in addition to shares of Common Stock or other securities to be issued in connection with the Financing (as defined below).

A condition to closing the Merger is the completion of a private placement of securities raising gross proceeds of at least $5,500,000 (the “Financing”). Additionally, the LOI provides that after the closing of the Merger, the Company will register for resale all currently outstanding shares of Common Stock, the terms surrounding such registration will mirror the terms of the registration rights agreement for the Financing (the “Registration”). The LOI contemplated that the closing of the Merger shall be completed no later than June 15, 2008.

The provisions of the LOI concerning the Merger, the Financing, the Registration and the contemplated date of closing are not binding on the Company. However, the remaining provisions of the LOI, including but not limited to those with respect to no-shop, confidentiality and costs, are binding on the Company and 7BP. The binding provisions contained in the LOI and the LOI in its entirety may be terminated (i) by mutual written consent of both parties; or (ii) upon written notice by either party to the other if the Definitive Agreements (as defined in the LOI) have not been executed by June 15, 2008, provided, however, that the termination of the binding provisions shall not affect the liability for breach of any of the binding provisions prior to the termination. As of June 15, 2008, no Definitive Agreements been entered into, and accordingly, the binding provisions contained in the LOI terminated; although the LOI in its entirety remains and has not yet been terminated by either party. As of the date hereof, the terms of the LOI have not been extended. The Company has resumed its efforts in locating a target company with which to complete a business combination.

9.	Subscription Deposits

Subscription deposits represent proceeds received from potential investors in the Company. On August 13, 2008, the Company decided to terminate the offering and return all proceeds. As of August 14, 2008 these proceeds have not been returned to the potential investors.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Letter of Intent

On April 17, 2008, the Company entered into a Letter of Intent (the “LOI”) with 7 Billion People, Inc. (“7BP”), pursuant to which the Company intends to combine with 7BP either through a merger between 7BP and a wholly owned subsidiary of the Company or an exchange of shares of stock of 7BP for shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (the “Merger”). The LOI contemplates that at the closing of the Merger, an aggregate of 28,500,000 shares of Common Stock will be issued to the current stockholders of 7BP, in addition to shares of Common Stock or other securities to be issued in connection with the Financing (as defined below).

A condition to closing the Merger is the completion of a private placement of securities raising gross proceeds of at least $5,500,000 (the “Financing”). Additionally, the LOI provides that after the closing of the Merger, the Company will register for resale all currently outstanding shares of Common Stock, the terms surrounding such registration will mirror the terms of the registration rights agreement for the Financing (the “Registration”). The LOI contemplated that the closing of the Merger shall be completed no later than June 15, 2008.

The provisions of the LOI concerning the Merger, the Financing, the Registration and the contemplated date of closing are not binding on the Company. However, the remaining provisions of the LOI, including but not limited to those with respect to no-shop, confidentiality and costs, are binding on the Company and 7BP. The binding provisions contained in the LOI and the LOI in its entirety may be terminated (i) by mutual written consent of both parties; or (ii) upon written notice by either party to the other if the Definitive Agreements (as defined in the LOI) have not been executed by June 15, 2008, provided, however, that the termination of the binding provisions shall not affect the liability for breach of any of the binding provisions prior to the termination. As of June 15, 2008, no Definitive Agreements been entered into, and accordingly, the binding provisions contained in the LOI terminated; although the LOI in its entirety remains and has not yet been terminated by either party. As of the date hereof, the terms of the LOI have not been extended. The Company has resumed its efforts in locating a target company with which to complete a business combination.

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $2,239, comprised exclusively of cash. This compares with assets of $304, comprised exclusively of cash, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $57,041, comprised of $5,000 of accounts payable, $45,600 of notes payable to related parties, $3,000 of subscription deposits and $3,441 of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $42,712, comprised of $8,238 of accounts payable, $1,500 of advances from stockholders, $24,000 of notes payable to related parties and $8,974 of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and June 30, 2007 and for the cumulative period from May 26, 2005 (inception) through June 30, 2008:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	For the Cumulative Period from May 26, 2005 (Inception) through June 30, 2008
Net cash used in operating activities	$(23,665)	$(22,312)	$(98,861)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$25,600	$24,000	$101,100
Net effect on cash	$1,935	$1,688	$2,239

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 26, 2005 (inception) through June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2008, the Company had a net loss of $51,098 and $53,644, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008. This compares with a net loss of $7,758 and $18,627 for the three and six months ended June 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from May 26, 2005 (inception) through June 30, 2008, the Company had a net loss of $146,052, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2008, the Company sold 165,000 shares of its Common Stock to Jules Benge Prag IV, the Company’s President, Secretary and sole director (“Jay Prag”), for an aggregate purchase price equal to $5,500.11. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 12, 2008, Andrew Reckles resigned from his positions as Secretary and director of the Company and Paul T. Mannion, Jr. resigned from his position as President of the Company. Mr. Reckles and Mr. Mannion’s resignation letters are attached hereto as Exhibit 17.2 and Exhibit 17.3, respectively. On May 12, 2008, Mr. Mannion, as sole director, appointed Jay Prag to serve as President, Secretary and director of the Company. On May 12, 2008, Mr. Mannion resigned from his position as director of the Company. Mr. Mannion’s resignation letter is attached hereto as Exhibit 17.1.

Additional information regarding Jay Prag may be found in the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2008.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

	Exhibit	Description
	----------	---------------
*	3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005.
*	3.2	By-Laws.
**	17.1	Resignation Letter from Paul T. Mannion, Jr.
**	17.2	Resignation Letter from Andrew Reckles
**	17.3	Resignation Letter from Paul T. Mannion, Jr.

	31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

	32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 12, 2006 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2008	BLACK NICKEL ACQUISITION CORP. III
By: /s/ Jules Benge Prag IV
Jules Benge Prag IV
President, Secretary, and Director