Form 10-Q
period 2008-09-30
BLACK NICKEL ACQUISITION CORP III
filed 2011-02-28
CIK 1329551

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number 000-51722

Black Nickel Acquisition Corp. III
(Exact name of registrant as specified in its charter)

Delaware	83-0432183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6914 So Yorktown Ave, Suite 130, Tulsa, Oklahoma  74136
(Address of principal executive offices)

300 Colonial Center Parkway, Suite 260, Roswell, GA 30076
(Former address of principal executive offices)

(918) 712-7774
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,665,000   shares of common stock, par value $.0001 per share, outstanding as of January 31, 2011.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Company’s Form 10-K dated December 31, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Condensed Balance Sheets
September 30, 2008 (unaudited) and December 31, 2007

	September 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$739	$304
Total assets	$739	$304

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,800	$8,238
Accrued expenses	4,667	8,974
Notes payable - related parties	45,600	24,000
Stock subscription deposits	3,000	-
Advances from stockholders	-	1,500
Total current liabilities	59,067	42,712

Commitments and contingencies

Stockholders' deficit
Preferred stock: $0.0001 par value; authorized
10,000,000 shares; no shares issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 75,000,000 shares;
1,665,000 and 1,500,000 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	167	150
Additional paid-in capital	91,083	49,850
Deficit accumulated during the development stage	(149,578)	(92,408)
Total stockholders' deficit	(58,328)	(42,408)
Total liabilities and stockholders' deficit	$739	$304

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Net sales	$-	$-
Total revenues	-	-
Costs and expenses:
General and administrative expense	2,300	6,418
Total costs and expenses	2,300	6,418
Loss from operations	(2,300)	(6,418)
Other expenses (income):
Interest expense	1,226	605
	1,226	605
Loss before income taxes	(3,526)	(7,023)
Provision for income taxes	-	-
Net loss	$(3,526)	$(7,023)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,665,000	1,500,000

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Condensed Statements of Operations
Nine Months Ended September 30, 2008 and 2007 and
from inception (May 26, 2005) through September 30, 2008
(Unaudited)

			Inception
			(May 26, 2005)
	Nine Months Ended		Through
	September 30,		September 30,
	2008	2007	2008

Net sales	$-	$-	$-
Total revenues	-	-	-
Costs and expenses:
General and administrative expense	54,359	24,399	144,911
Total costs and expenses	54,359	24,399	144,911
Loss from operations	(54,359)	(24,399)	(144,911)
Other expenses (income):
Interest expense	2,811	1,251	4,667
	2,811	1,251	4,667
Loss before income taxes	(57,170)	(25,650)	(149,578)
Provision for income taxes	-	-	-
Net loss	$(57,170)	$(25,650)	$(149,578)

Net loss per share, basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding, basic and diluted	1,585,220	1,500,000

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)
Inception of Development Stage (May 26, 2005) through September 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception, May 26, 2005	-	$-	$-	$-	$-
Common stock issued
for cash in June 2005	1,500,000	150	49,850	-	50,000
Net loss	-	-	-	(17,833)	(17,833)
Balance December 31, 2005	1,500,000	150	49,850	(17,833)	32,167
Net loss	-	-	-	(34,558)	(34,558)
Balance, December 31, 2006	1,500,000	150	49,850	(52,391)	(2,391)
Net loss	-	-	-	(40,017)	(40,017)
Balance, December 31, 2007	1,500,000	150	49,850	(92,408)	(42,408)
Common stock issued for
cash in May 2008	165,000	17	5,483	-	5,500
Compensatory portion of
stock issuance	-	-	35,750	-	35,750
Net loss	-	-	-	(57,170)	(57,170)
Balance, September 30, 2008	1,665,000	$167	$91,083	$(149,578)	$(58,328)

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007 and
from inception (May 26, 2005) through September 30, 2008
(Unaudited)

			Inception
			(May 26, 2005)
	Nine months ended		through
	September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(57,170)	$(25,651)	$(149,578)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	35,750	-	35,750
Change in other assets and liablities:
Prepaid expenses and other assets	-	(1,875)	-
Accounts payable and accrued expenses	(6,745)	314	10,467
Advances from stockholders	(1,500)	500	-
Net cash used in operations	(29,665)	(26,712)	(103,361)

Cash flows from financing activities
Loan proceeds	21,600	24,000	45,600
Stock subscription deposits	3,000	-	3,000
Proceeds from sale of common stock	5,500	-	55,500
Net cash provided by financing activities	30,100	24,000	104,100

Net increase (decrease) in cash and cash equivalents	435	(2,712)	739
Cash and cash equivalents, beginning of period	304	3,059	-
Cash and cash equivalents, end of period	$739	$347	$739

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes to condensed financial statements.

Black Nickel Acquisition Corp. III
 (A Development Stage Enterprise)
Notes to Financial Statements

1.	Development Stage Enterprise

Black Nickel Acquisition Corp. III, a development stage enterprise (the “Company”), was incorporated in the state of Delaware on May 26, 2005 and since February 15, 2010, maintains its principal corporate offices in Tulsa, Oklahoma. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.

On February 15, 2010, the shareholders of the Company sold 100% of the outstanding common stock (1,665,000 shares) to Efftec International, Inc. ("Efftec"), in Tulsa, Oklahoma.  The Company is now a wholly owned subsidiary of Efftec.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended September 30, 2008 of $149,578.  In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2.	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 and for the cumulative period from inception (May 26, 2005) through September 30, 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading  Management’s Discussion and Analysis  should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

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

Income Taxes The Company's accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company has approximately $57,700 in gross deferred tax assets at September 30, 2008 resulting from deferred start-up costs of $149,578 which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes, an increase of $20,800 for the nine months ended September 30, 2008. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain. The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 4.6%, and the effective rate of 0% is due to the capitalization of the Company’s start-up costs for tax purposes.

4.	Notes Payable - Related Parties

During 2007, the Company entered into two loan agreements, consisting of an $8,000 loan with a stockholder and a $16,000 loan with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loans accrue interest at 10% per year computed on actual days outstanding in a 365 day year. The $16,000 loan and the related accrued interest was due on September 5, 2007. The $8,000 loan and the related accrued interest was due on October 27, 2007. As of February 15, 2010, these notes were cancelled and contributed to the capital of the Company.

On April 15, 2008, the Company entered into three loan agreements of $7,200 each with three stockholders. Any amounts outstanding under the loans accrue interest at 10% per year computed on actual days outstanding in a 365 day year. These loans mature on October 30, 2008.  As of February 15, 2010, these notes were also cancelled and contributed to the capital of the Company.

As of September 30, 2008, accrued expenses include accrued interest on the notes payable - related parties of $4,667.  As of February 15, 2010, all accrued interest was cancelled and contributed to the capital of the Company.

5.	Related Party Transactions

The Company utilized the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

On May 12, 2008, the Company sold 165,000 shares of its common stock to a relative of an existing stockholder for $5,500. Concurrently with the sale, the existing officers and directors of the Company resigned and the new stockholder was elected to serve as President, Secretary and Director of the Company. The fair value of the securities sold based upon the concurrent offering of common stock from a subscription agreement to unaffiliated investors, was $41,250 and, accordingly, $35,750 was charged to operations as compensation at the time the shares were issued, with the corresponding increase to additional paid in capital.

6.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

7.	Stockholders’ Equity

The Company’s common shareholders shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.  There were 75,000,000 common shares, par value $0.0001, authorized and 1,665,000 and 1,500,000 issued and outstanding at September 30, 2008 and December 31, 2007, respectively.

The Board of Directors may issue the preferred stock in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors may determine.  At September 30, 2008 and December 31, 2007 there were 10,000,000 shares, par value $0.0001, authorized and no shares issued and outstanding.

8.	Letter of Intent

On April 17, 2008, the Company entered into a Letter of Intent (the “LOI”) with 7 Billion People, Inc. (“7BP”), pursuant to which the Company intended to combine with 7BP either through a merger between 7BP and a wholly owned subsidiary of the Company or an exchange of shares of stock of 7BP for shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (the “Merger”).

A condition to closing the Merger was the completion of a private placement of securities raising gross proceeds of at least $5,500,000 (the “Financing”). Additionally, the LOI provided that after the closing of the Merger, the Company would register for resale all shares of Common Stock outstanding at the time and the terms surrounding such registration would mirror the terms of the registration rights agreement for the Financing. The LOI contemplated that the closing of the Merger would be completed no later than June 15, 2008.  Both parties agreed to cancel the LOI in the first quarter of 2009.

9.	Stock Subscription Deposits

Subscription deposits represent proceeds received from potential investors in the Company. On August 13, 2008, the Company decided to terminate the offering and return all proceeds. The proceeds were returned to the investors on March 3, 2009.

10.	Subsequent Events

On December 18, 2009, the Company filed Form 15 with the SEC to temporarily suspend its filing responsibilities.

On February 15, 2010, the shareholders of the Company sold 100% of the outstanding common stock (1,665,000 shares) to Efftec International, Inc., at which time the Company became a wholly owned subsidiary of Efftec.  Efftec issued 350,000 of its common shares valued at $52,500 to the shareholders of the Company.  Efftec acquired the Company with possible plans to merge and assume the Company's reporting responsibilities.

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

Description of Business

The Company was incorporated in the State of Delaware on May 26, 2005 and now maintains its principal executive office at 6914 South Yorktown Ave, Suite 130, Tulsa, Oklahoma  74136.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on January 12, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

On December 18, 2009, the Company filed a Form 15 with the SEC to temporarily suspend its filing responsibilities.  Filing of this 10-Q is the initial step in the Company bringing its filings current with the SEC.

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

Letter of Intent

On April 17, 2008, the Company entered into a LOI with 7BP, pursuant to which the Company intended to combine with 7BP either through a merger between 7BP and a wholly owned subsidiary of the Company or an exchange of shares of stock of 7BP for shares of the Company’s common stock, par value $0.0001 per share.

A condition to closing the Merger was the completion of a private placement of securities raising gross proceeds of at least $5,500,000 (the “Financing”). Additionally, the LOI provided that after the closing of the Merger, the Company would register for resale all shares of Common Stock outstanding at the time and the terms surrounding such registration would mirror the terms of the registration rights agreement for the Financing. The LOI contemplated that the closing of the Merger would be completed no later than June 15, 2008.  Both parties agreed to cancel the LOI in the first quarter of 2009.

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets of $739, comprised exclusively of cash. This compares with assets of $304, comprised exclusively of cash, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $59,067, comprised of $5,800 of accounts payable, $45,600 of notes payable to related parties, $3,000 of subscription deposits and $4,667 of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $42,712, comprised of $8,238 of accounts payable, $1,500 of advances from stockholders, $24,000 of notes payable to related parties and $8,974 of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008 and September 30, 2007 and for the cumulative period from May 26, 2005 (inception) through September 30, 2008:

			From inception
			May 26, 2005
	Nine months ended		through
	September 30,		September 30,
	2008	2007	2008

Cash used in operations	$(29,665)	$(26,712)	$(103,361)
Cash from investing activities	-	-	-
Cash provided by financing activities	30,100	24,000	104,100
Increase (decrease) in cash equivalents	$435	$(2,712)	$739

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 26, 2005 (inception) through September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $3,526 and $57,170, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and the Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008. In addition, during the 2008 period, the Company incurred higher professional fees while evaluating the potential acquisition of 7BP.  This compares with a net loss of $7,023 and $25,650 for the three and nine months ended September 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from May 26, 2005 (inception) through September 30, 2008, the Company had a net loss of $149,578, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q, the filing of the Company’s Annual Reports on Form 10-KSB and evaluation of the potential acquisition of 7BP.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. The Company has only one officer and director and no other employees and the principal executive officer and principal financial officer concluded there was a material weakness due to a lack of segregation of duties.  The principal executive officer and principal financial officer concluded this weakness was mitigated by engaging a third party consultant to assist the Company in the preparation of its financial statements and its SEC filings.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Based on the knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the current quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K, filed herein unless otherwise indicated.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005
*3.2	By-laws
**17.1	Resignation letter from Paul T. Mannion, Jr.
**17.2	Resignation letter from Andrew Reckles
**17.3	Resignation letter from Paul T. Mannion, Jr.
31.1
Certificate of the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report for the quarter ended September 30, 2008

32.1	Certification of the Company's principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 12, 2006 and incorporated herein by this reference

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 18, 2011	BLACK NICKEL ACQUISITION CORP. III

	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer and
Chief Financial Officer