Form 10-K
period 2008-12-31
BLACK NICKEL ACQUISITION CORP III
filed 2011-03-02
CIK 1329551

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 000-51722

Black Nickel Acquisition Corp. III
(Exact name of registrant as specified in its charter)

Delaware	83-0432183
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6914 So Yorktown Ave, Suite 130, Tulsa, OK  74136
(Address of principal executive offices)(Zip code)

Registrant’s telephone number, including area code:  (918) 712-7774

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐ No  ☒ .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, " "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  None.

As of January 31, 2011, there were 1,665,000 shares of common stock, par value $.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated in the Exhibit index.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Black Nickel Acquisition Corp. III (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business.

Introduction

Black Nickel Acquisition Corp. III (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on May 26, 2005 and since February 15, 2010, maintains its principal executive offices at the offices of its parent, Efftec International, Inc. ("Efftec") at 6914 South Yorktown Ave, Suite 130, Tulsa, Oklahoma  74136. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on January 12, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

On February 15, 2010, the shareholders of the Company sold 100% of the outstanding common stock (1,665,000 shares) to Efftec at which time the Company became a wholly owned subsidiary of Efftec.

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

On December 18, 2009, the Company filed a Form 15 with the SEC to temporarily suspend its filing responsibilities.  Filing of this Form 10-K is a step in bringing our filing obligations current.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with Efftec.

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

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Item 1A.	Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows.

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

Since inception (May 26, 2005) through December 31, 2008, we have incurred a net loss of $146,977. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Our stockholder may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholder would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholder. Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

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

Item 2.	Properties.

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

Presently, there are not any pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. Since February 15, 2010, there was one holder of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the fiscal quarter ended December 31, 2008.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

On February 15, 2010, the shareholders of the Company sold 100% of the outstanding common stock (1,665,000 shares) to Efftec at which time the Company became a wholly owned subsidiary of Efftec.

On December 18, 2009, the Company filed a Form 15 with the SEC to temporarily suspend its filing responsibilities.  Filing of this Form 10-K is a step in bringing our filing obligations current.

Our officer and director is only required to devote a very limited portion of his time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The Company is a shell company as defined in Rule 12b-2 under the Exchange Act and currently has no operations.  When the Company completes an acquisition, it will establish its critical accounting policies for the new operation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Black Nickel Acquisition Corp. III
 (A Development Stage Company)

Creason & Associates, P.L.L.C.
7170 S. Braden Ave., Suite 100
Tulsa, Oklahoma 74136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Black Nickel Acquisition Corp III

We have audited the accompanying balance sheet of Black Nickel Acquisition Corp III (a development stage company) (“the Company”) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008, and the period from inception (May 26, 2005) through December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Nickel Acquisition Corp III as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008, and the period from inception (May 26, 2005) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Creason & Associates, P.L.L.C.

CREASON & ASSOCIATES, P.L.L.C.
Tulsa, Oklahoma
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Black Nickel Acquisition Corp III

We have audited the accompanying balance sheet of Black Nickel Acquisition Corp III (a development stage company) (“the Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007, and the period from inception (May 26, 2005) through December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Nickel Acquisition Corp III as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, and the period from inception (May 26, 2005) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
New York, New York
March 17, 2008

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Current assets
Cash and cash equivalents	$739	$304
Prepaid expense	3,750	-
Total current assets	4,489	304

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,800	$8,238
Accrued expenses - related party interest	5,816	8,974
Stock subscription deposits	3,000	-
Advances from stockholders	-	1,500
Note payable - related parties	45,600	24,000
Total current liabilities	60,216	42,712

Commitments and contingencies

Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 10,000,000 shares;issued and outstanding - none	-	-
Common stock: $0.0001 par value; authorized 75,000,000 shares; 1,665,000 and 1,500,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	167	150
Additional paid-in capital	91,083	49,850
Deficit accumulated during the development stage	(146,977)	(92,408)
Total stockholders' deficit	(55,727)	(42,408)
Total liabilities and stockholders' deficit	$4,489	$304

See accompanying notes to financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Statements of Operations
Years Ended December 31, 2008 and 2007 and
from inception (May 26, 2005) through December 31, 2008

			Inception
			(May 26, 2005)
			Through
	Years Ended December 31,		December 31,
	2008	2007	2008

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Costs and expenses:
General and administrative expense	50,609	38,161	141,161
Total costs and expenses	50,609	38,161	141,161
Loss from operations	(50,609)	(38,161)	(141,161)
Other expenses (income):
Interest expense	3,960	1,856	5,816
	3,960	1,856	5,816
Loss before income taxes	(54,569)	(40,017)	(146,977)
Provision for income taxes	-	-	-
Net loss	$(54,569)	$(40,017)	$(146,977)

Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.10)

Weighted average shares outstanding, basic and diluted	1,605,329	1,500,000	1,497,295

See accompanying notes to financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Inception of Development Stage (May 26, 2005) through December 31, 2008

						Deficit
						Accumulated
					Additional	During the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Inception, May 26, 2005	-	$-	-	$-	$-	$-	$-
Common stock issued for cash in June 2005	-	-	1,500,000	150	49,850	-	50,000
Net loss	-	-	-	-	-	(17,833)	(17,833)
Balance December 31, 2005	-	-	1,500,000	150	49,850	(17,833)	32,167
Net loss	-	-	-	-	-	(34,558)	(34,558)
Balance, December 31, 2006	-	-	1,500,000	150	49,850	(52,391)	(2,391)
Net loss	-	-	-	-	-	(40,017)	(40,017)
Balance, December 31, 2007	-	-	1,500,000	150	49,850	(92,408)	(42,408)
Common stock issued for cash in May 2008	-	-	165,000	17	5,483	-	5,500
Compensatory portion of stock issuance	-	-	-	-	35,750	-	35,750
Net loss	-	-	-	-	-	(54,569)	(54,569)
Balance, December 31, 2008	-	$-	1,665,000	$167	$91,083	$(146,977)	$(55,727)

See accompanying notes to financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Statements of Cash Flows
Years Ended December 31, 2008 and 2007 and
from inception (May 26, 2005) through December 31, 2008

			Inception
			(May 26, 2005)
			through
	Year ended December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(54,569)	$(40,017)	$(146,977)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	35,750	-	35,750
Change in other assets and liablities:
Prepaid expenses	(3,750)	-	(3,750)
Accounts payable and accrued expenses	(5,596)	11,762	11,616
Advances from stockholders	(1,500)	1,500	-
Net cash used in operations	(29,665)	(26,755)	(103,361)

Cash flows from financing activities
Loan proceeds	21,600	24,000	45,600
Stock subscription deposits	3,000	-	3,000
Proceeds from sale of common stock	5,500	-	55,500
Net cash provided by financing activities	30,100	24,000	104,100

Net increase (decrease) in cash and cash equivalents	435	(2,755)	739
Cash and cash equivalents, beginning of period	304	3,059	-
Cash and cash equivalents, end of period	$739	$304	$739

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes to financial statements.

Black Nickel Acquisition Corp. III
(A Development Stage Enterprise)
Notes to Financial Statements

1.	Development Stage Enterprise

Black Nickel Acquisition Corp. III, a development stage enterprise (the “Company”), was incorporated in the state of Delaware on May 26, 2005 and since February 15, 2010 maintains its principal offices in the office of its parent Efftec International, Inc. ("Efftec") in Tulsa, Oklahoma. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.

On February 15, 2010, the shareholders of the Company sold 100% of the outstanding common stock (1,665,000 shares) to Efftec at which time the Company became a wholly owned subsidiary of Efftec.

On December 18, 2009, the Company filed a Form 15 with the SEC to temporarily suspend its filing responsibilities.  Filing of this Form 10-K is a step in bringing our filing obligations current.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended December 31, 2008 of $146,977. In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon management’s plans to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

Loss Per Common Share - The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At December 31, 2008 and 2007, there were no common stock equivalents.  Accordingly, basic and diluted earnings per share are the same for all periods presented.

Fair Value of Financial Instruments - Current assets and current liabilities are carried at cost, which approximates their fair value because of their short-term maturity. The notes payable approximates fair value based on market rates available to the Company for financing with similar terms.

Cash and cash equivalents - The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Income Taxes - The Company is required to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company has approximately $56,700 in gross deferred tax assets at December 31, 2008, resulting from deferred start-up costs of $146,977 which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes, a change of $21,000 for 2008. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain. The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 4.6%, and the effective rate of 0% is due to the capitalization of the Company’s start-up costs for tax purposes.

As of January 1, 2008 and December 31, 2008, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Recent Accounting Pronouncements - There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

3.	Notes Payable - Related Parties

During 2007, the Company entered into two loan agreements, consisting of an $8,000 loan with a stockholder and a $16,000 loan with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loans accrue interest at 10% per annum computed on actual days outstanding in a 365/366 day year. Interest expense, of $1,856, for the year ended December 31, 2007 is included in accrued expenses. The $16,000 loan and the related accrued interest was due on September 5, 2007. The $8,000 loan and the related accrued interest was due on October 27, 2007. These loans remain unpaid at December 31, 2008.  Effective February 15, 2010, the note balances and all accrued interest were contributed to additional paid-in capital of the Company.

On April 15, 2008, the Company entered into three loan agreements of $7,200 each with three shareholders.  Any amounts outstanding under the loans accrue interest at 10% per annum computed on actual days outstanding in a 365/366 day year.  These loans were due on October 30, 2008.  During 2008, the Company accrued $3,960 in interest and has $5,816 in accrued interest as of December 31, 2008.  These loans also remain unpaid at December 31, 2008.  Effective February 15, 2010, the note balances and all accrued interest were contributed to additional paid-in capital of the Company.

4.	Related Party Transactions

The Company utilized the office space and equipment of one of its former stockholders at no cost during 2008.  Management estimates such amounts to be immaterial.

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

See notes payable - related parties above.

5.	Stock Subscription Deposits

Subscription deposits represent proceeds received from potential investors in the Company. On August 13, 2008, the Company decided to terminate the offering and return all proceeds. The proceeds were returned to the investors on March 3, 2009.

6.	Stockholders’ Equity

The Company’s common stock stockholders shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.  At December 31, 2008 and 2007, there were 75,000,000 shares of our par value $0.0001 common stock authorized and 1,665,000 and 1,500,000 shares issued and outstanding, respectively.

The Board of Directors may issue the preferred stock in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors may determine.  As of December 31, 2008 and 2007, there were 10,000,000 shares of our par value $0.0001 preferred stock authorized and no shares issued or outstanding.

7.	Letter of Intent

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

8.	Subsequent Events

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).        Controls and Procedures.

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. The Company has only one officer and director and no other employees and the principal executive officer and principal financial officer concluded there was a material weakness due to a lack of segregation of duties.  The principal executive officer and principal financial officer concluded this weakness was mitigated by engaging a third party consultant to assist the Company in the preparation of its financial statements and its SEC filings.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B.      Other Information.

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term
Michael D. Pruitt	50	President and Director	May 1, 2010 thru Present
Jules B. Prag IV	50	President and Director	May 12, 2008 thru May 1, 2010
Paul T. Mannion, Jr.	47	President and Director	May 26, 2005 thru May 12, 2008
Andrew Rickles	40	Secretary and Director	May 26, 2005 thru May 12, 2008

Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team and became chief executive officer and the sole director of the Company on May 1, 2010 after the Company was acquired by Efftec.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.   Mr. Pruitt is currently a director and chief executive officer of Chanticleer Holdings, Inc. ("CEEH.OB") and Efftec International, Inc. ("EFFI.PK") and a director of North American Energy Resources, Inc. ("NAEY.OB") and Green St. Energy, Inc.

Jules B. Prag IV has served as our President, Secretary and sole director from May 12, 2008 thru May 1, 2010. Mr. Prag is currently an Associate Professor of Economics and Finance at the Peter F. Drucker Graduate School of Management in Claremont, CA and has served as such since 1994. He is also a Financial Analysis Corporate Trainer at Southern California Edison and has served in this capacity since 2002. Simultaneously and since 2000, Mr. Prag has been a Visiting and Adjunct Associate Professor at Harvey Mudd College in Claremont, California. Mr. Prag earned his Bachelor of Business Administration and Masters of Arts in Economics from the University of Florida in 1979 and 1981, respectively. He also earned his Masters of Arts and Doctor of Philosophy in Economics from the University of Rochester in 1985 and 1988, respectively.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11.       Executive Compensation.

The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services rendered during the fiscal years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary	Bonus	Stock	Total

Michael D. Pruitt, Chief Executive Officer since May 1, 2010	2008	N/A	N/A	N/A	N/A
	2007	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A

Jules B. Prag IV, Chief Executive Officer from May 12, 2008 thru May 1, 2010 **	2008	None	None	$35,750	$35,750
	2007	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A

Paul T. Mannion, Jr., Chief Executive Officer until May 12, 2008	2008	None	None	None	None
	2007	None	None	None	None
	2006	None	None	None	None

** On May 12, 2008, the Company sold 165,000 shares of its common stock to Mr. Prag, a relative of an existing stockholder, for $5,500. Concurrently with the sale, the existing officers and directors of the Company resigned and the new stockholder was elected to serve as President, Secretary and Director of the Company. The fair value of the securities sold based upon the concurrent offering of common stock from a subscription agreement to unaffiliated investors, was $41,250 and, accordingly, $35,750 was charged to operations as compensation at the time the shares were issued, with the corresponding increase to additional paid in capital.

Director Compensation

We do not currently pay any cash fees to our officers and directors, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of January 31, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

	Amount
	and nature
	of beneficial	Percentage
Name and address	ownership	of class

Efftec International, Inc.	1,665,000	100.00%
6914 So Yorktown Ave
Suite 130
Tulsa, Oklahoma 74136

Michael D. Pruitt (1)	1,665,000	100.00%
6914 So Yorktown Ave
Suite 130
Tulsa, Oklahoma 74136

All directors and officers as a group (one individual)	1,665,000	100.00%

(1) Mr. Pruitt is Chief Executive Officer, Chief Financial Officer, President and Director of Efftec, our parent.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

During 2007, the Company entered into two loan agreements, consisting of an $8,000 loan with a stockholder and a $16,000 loan with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loans accrue interest at 10% per annum computed on actual days outstanding in a 365/366 day year. Interest expense, of $1,856, for the year ended December 31, 2007 is included in accrued expenses. The $16,000 loan and the related accrued interest was due on September 5, 2007. The $8,000 loan and the related accrued interest was due on October 27, 2007. These loans remain unpaid at December 31, 2008.  Effective February 15, 2010, the note balances and all accrued interest were contributed to additional paid-in capital of the Company.

On April 15, 2008, the Company entered into three loan agreements of $7,200 each with three shareholders.  Any amounts outstanding under the loans accrue interest at 10% per annum computed on actual days outstanding in a 365/366 day year.  These loans were due on October 30, 2008.  During 2008, the Company accrued $3,960 in interest and has $5,816 in accrued interest as of December 31, 2008.  These loans also remain unpaid at December 31, 2008.  Effective February 15, 2010, the note balances and all accrued interest were contributed to additional paid-in capital of the Company.

Item 14.       Principal Accountant Fees and Services.

Raich Ende Malter & Co. LLP (“Raich”) was the Company's independent registered public accounting firm until September 8, 2009, when they were replaced by Seale and Beers, CPA ("Seale and Beers").  Seale and Beers was replaced by Creason & Associates, P.L.L.C. ("Creason") on November 12, 2010 before performing any audit services.

Audit Fees

The aggregate fees billed by Raich for professional services rendered for the audit of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings was $17,500 for the fiscal year ended December 31, 2007.  As of January 31, 2011, $3,300 has been billed for the fiscal year ended December 31, 2008 audit and review.

Audit-Related Fees

There were no fees billed by Creason, Raich or Seale and Beers for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

The aggregate fees billed by Raich for professional services for tax compliance, tax advice, and tax planning were $500 for the fiscal year ended December 31, 2007.  No fees have been billed for the fiscal year ended December 31, 2008.

All Other Fees

None.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of Black Nickel Acquisition Corp. III are contained in Item 8 of this Form 10-K:
•	Reports of Independent Registered Accounting Firms
•	Balance Sheets at December 31, 2008 and 2007
•	Statements of Operations – For the years ended December 31, 2008 and 2007 and from inception (May 26, 2005) through December 31, 2008
•	Statements of Stockholders’ Equity - From inception (May 26, 2005) through December 31, 2008
•	Statements of Cash Flows – For the years ended December 31, 2008 and 2007 and from inception (May 26, 2005) through December 31, 2008
•	Notes to the Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1*	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005
3.2*	By-laws
17.1**	Resignation letter from Paul T. Mannion, Jr.
17.2**	Resignation letter from Andrew Rickles
17.3**	Resignation letter from Paul T. Mannion, Jr.
23.1	Consent of Raich Ende Malter & Co. LLP
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on January 12, 2006 and incorporated herein by this reference
**	Filed as an exhibit to the Company's Current Report on 8-K as filed with the SEC on May 15, 2008 and incorporated herein by this reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK NICKEL ACQUISITION CORP. III

February 25, 2011	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer and
Chief Financial Officer