Form 10-K
period 2009-12-31
BLACK NICKEL ACQUISITION CORP III
filed 2011-03-02
CIK 1329551

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating company or a development stage company, which has not been identified.

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

Since inception (May 26, 2005) through December 31, 2009, we have incurred a net loss of $156,643. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the fiscal quarter ended December 31, 2009.

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

Creason & Associates, P.L.L.C.
7170 S. Braden Ave., Suite 100
Tulsa, Oklahoma 74136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Black Nickel Acquisition Corp III

We have audited the accompanying balance sheets of Black Nickel Acquisition Corp III (a development stage company) (“the Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and the period from inception (May 26, 2005) through December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Nickel Acquisition Corp III as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from inception (May 26, 2005) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Creason & Associates, P.L.L.C.

CREASON & ASSOCIATES, P.L.L.C.
Tulsa, Oklahoma
February 25, 2011

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Current assets
Cash and cash equivalents	$83	$739
Prepaid expense	-	3,750
Total current assets	83	4,489

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$4,500	$5,800
Accrued expenses - related party interest	10,376	5,816
Stock subscription deposits	-	3,000
Advances from stockholders	5,000	-
Note payable - related parties	45,600	45,600
Total current liabilities	65,476	60,216

Commitments and contingencies

Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 10,000,000 shares; issued and outstanding - none	-	-
Common stock: $0.0001 par value; authorized 75,000,000 shares; 1,665,000 shares issued and outstanding at December 31, 2009 and 2008	167	167
Additional paid-in capital	91,083	91,083
Deficit accumulated during the development stage	(156,643)	(146,977)
Total stockholders' deficit	(65,393)	(55,727)
Total liabilities and stockholders' deficit	$83	$4,489

See accompanying notes to financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Statements of Operations
Years Ended December 31, 2009 and 2008 and
from inception (May 26, 2005) through December 31, 2009

			Inception
			(May 26, 2005)
			Through
	Years Ended December 31,		December 31,
	2009	2008	2009

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Costs and expenses:
General and administrative expense	5,106	50,609	146,267
Total costs and expenses	5,106	50,609	146,267
Loss from operations	(5,106)	(50,609)	(146,267)
Other expenses (income):
Interest expense	4,560	3,960	10,376
	4,560	3,960	10,376
Loss before income taxes	(9,666)	(54,569)	(156,643)
Provision for income taxes	-	-	-
Net loss	$(9,666)	$(54,569)	$(156,643)

Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.10)

Weighted average shares outstanding, basic and diluted	1,665,000	1,605,329	1,497,295

See accompanying notes to financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Inception of Development Stage (May 26, 2005) through December 31, 2009

						Deficit
						Accumulated
					Additional	During the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Inception, May 26, 2005	-	$-	-	$-	$-	$-	$-
Common stock issued for cash in June 2005	-	-	1,500,000	150	49,850	-	50,000
Net loss	-	-	-	-	-	(17,833)	(17,833)
Balance December 31, 2005	-	-	1,500,000	150	49,850	(17,833)	32,167
Net loss	-	-	-	-	-	(34,558)	(34,558)
Balance, December 31, 2006	-	-	1,500,000	150	49,850	(52,391)	(2,391)
Net loss	-	-	-	-	-	(40,017)	(40,017)
Balance, December 31, 2007	-	-	1,500,000	150	49,850	(92,408)	(42,408)
Common stock issued for cash in May 2008	-	-	165,000	17	5,483	-	5,500
Compensatory portion of stock issuance	-	-	-	-	35,750	-	35,750
Net loss	-	-	-	-	-	(54,569)	(54,569)
Balance, December 31, 2008	-	-	1,665,000	167	91,083	(146,977)	(55,727)
Net loss	-	-	-	-	-	(9,666)	(9,666)
Balance, December 31, 2009	-	$-	1,665,000	$167	$91,083	$(156,643)	$(65,393)

See accompanying notes to financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Development Stage Company)
Statements of Cash Flows
Years Ended December 31, 2009 and 2008 and
from inception (May 26, 2005) through December 31, 2009

			Inception
			(May 26, 2005)
			through
	Year ended December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(9,666)	$(54,569)	$(156,643)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	35,750	35,750
Change in other assets and liablities:
Prepaid expenses	3,750	(3,750)	-
Accounts payable and accrued expenses	3,260	(5,596)	14,876
Advances from stockholders	5,000	(1,500)	5,000
Net cash provided by (used in) operations	2,344	(29,665)	(101,017)

Cash flows from financing activities
Loan proceeds	-	21,600	45,600
Stock subscription deposits	(3,000)	3,000	-
Proceeds from sale of common stock	-	5,500	55,500
Net cash provided by (used in) financing activities	(3,000)	30,100	101,100

Net increase (decrease) in cash and cash equivalents	(656)	435	83
Cash and cash equivalents, beginning of period	739	304	-
Cash and cash equivalents, end of period	$83	$739	$83

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended December 31, 2009 of $156,643. In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon management’s plans to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

Loss Per Common Share - The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2009 and 2008, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

The Company has approximately $60,500 in gross deferred tax assets at December 31, 2009, resulting from deferred start-up costs of $156,643 which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes, a change of $3,800 for 2009. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain. The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 4.6%, and the effective rate of 0% is due to the capitalization of the Company’s start-up costs for tax purposes.

As of December 31, 2009 and 2008, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

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

During 2007, the Company entered into two loan agreements, consisting of an $8,000 loan with a stockholder and a $16,000 loan with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loans accrue interest at 10% per annum computed on actual days outstanding in a 365/366 day year. The $16,000 loan and the related accrued interest was due on September 5, 2007. The $8,000 loan and the related accrued interest was due on October 27, 2007. These loans remain unpaid at December 31, 2009. On February 15, 2010, the note balances and all accrued interest were contributed to additional paid-in capital of the Company.

On April 15, 2008, the Company entered into three loan agreements of $7,200 each with three shareholders. Any amounts outstanding under the loans accrue interest at 10% per annum computed on actual days outstanding in a 365/366 day year. These loans were due on October 30, 2008. These loans also remain unpaid at December 31, 2009. On February 15, 2010, the note balances and all accrued interest were contributed to additional paid-in capital of the Company.

Accrued interest in the amount of $10,376 and $5,816 at December 31, 2009 and 2008, respectively, is included in accrued expenses for all of the notes above.

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

See Notes Payable - Related Parties in Note 3.

5.	Stock Subscription Deposits

Subscription deposits represent proceeds received from potential investors in the Company. On August 13, 2008, the Company decided to terminate the offering and return all proceeds. The proceeds were returned to the investors on March 3, 2009.

6.	Stockholders’ Equity

The Company’s common stock stockholders shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights. At December 31, 2009 and 2008, there were 75,000,000 shares of our par value $0.0001 common stock authorized and 1,665,000 shares issued and outstanding.

The Board of Directors may issue the preferred stock in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors may determine. As of December 31, 2009 and 2008, there were 10,000,000 shares of our par value $0.0001 preferred stock authorized and no shares issued or outstanding.

7.	Subsequent Event

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. The Company has only one officer and director and no other employees and the principal executive officer and principal financial officer concluded there was a material weakness due to a lack of segregation of duties. The principal executive officer and principal financial officer concluded this weakness was mitigated by engaging a third party consultant to assist the Company in the preparation of its financial statements and its SEC filings. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services rendered during the fiscal years ended December 31, 2009, 2008 and 2007.

Name and Principal Position	Year	Salary	Bonus	Stock	Total

Michael D. Pruitt, Chief Executive Officer since May 1, 2010	2009	N/A	N/A	N/A	N/A
	2008	N/A	N/A	N/A	N/A
	2007	N/A	N/A	N/A	N/A

Jules B. Prag IV, Chief Executive Officer from May 12, 2008 thru May 1, 2010 **	2009	None	None	None	None
	2008	None	None	$35,750	$35,750
	2007	N/A	N/A	N/A	N/A

Paul T. Mannion, Jr., Chief Executive Officer until May 12, 2008	2009	N/A	N/A	N/A	N/A
	2008	None	None	None	None
	2007	None	None	None	None

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

	Amount
	and nature
	of beneficial	Percentage
Name and address	ownership	of class

Efftec International, Inc.	1,665,000	100.00%
6914 So Yorktown Ave
Suite 130
Tulsa, Oklahoma 74136

Michael D. Pruitt (1)	1,665,000	100.00%
6914 So Yorktown Ave
Suite 130
Tulsa, Oklahoma 74136

All directors and officers as a group	1,665,000	100.00%
(one individual)

(1) Mr. Pruitt is Chief Executive Officer, Chief Financial Officer, President and Director of Efftec, our parent.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During 2007, the Company entered into two loan agreements, consisting of an $8,000 loan with a stockholder and a $16,000 loan with an entity owned by certain stockholders of the Company. Any amounts outstanding under the loans accrue interest at 10% per annum computed on actual days outstanding in a 365/366 day year. The $16,000 loan and the related accrued interest was due on September 5, 2007. The $8,000 loan and the related accrued interest was due on October 27, 2007. These loans remain unpaid at December 31, 2009. On February 15, 2010, the note balances and all accrued interest were contributed to additional paid-in capital of the Company.

On April 15, 2008, the Company entered into three loan agreements of $7,200 each with three shareholders. Any amounts outstanding under the loans accrue interest at 10% per annum computed on actual days outstanding in a 365/366 day year. These loans were due on October 30, 2008. These loans also remain unpaid at December 31, 2009. On February 15, 2010, the note balances and all accrued interest were contributed to additional paid-in capital of the Company.

Accrued interest in the amount of $10,376 and $5,816 at December 31, 2009 and 2008, respectively, is included in accrued expenses for all of the notes above.

Item14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Creason & Associates, P.L.L.C. for professional services rendered for the audit of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $3,000 and $3,300 for the fiscal years ended December 31, 2009 and 2008.

Audit-Related Fees

None for 2009 or 2008.

Tax Fees

None for 2009 or 2008.

All Other Fees

None.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of Black Nickel Acquisition Corp. III are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Accounting Firm
•	Balance Sheets at December 31, 2009 and 2008
•	Statements of Operations – For the years ended December 31, 2009 and 2008 and from inception (May 26, 2005) through December 31, 2009
•	Statements of Stockholders’ Equity - From inception (May 26, 2005) through December 31, 2009
•	Statements of Cash Flows – For the years ended December 31, 2009 and 2008 and from inception (May 26, 2005) through December 31, 2009
•	Notes to the Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1*	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005
3.2*	By-laws
17.1**	Resignation letter from Paul T. Mannion, Jr.
17.2**	Resignation letter from Andrew Rickles
17.3**	Resignation letter from Paul T. Mannion, Jr.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on January 12, 2006 and incorporated herein by this reference
**	Filed as an exhibit to the Company's Current Report on 8-K as filed with the SEC on May 15, 2008 and incorporated herein by this reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK NICKEL ACQUISITION CORP. III

February 25, 2011	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer and
Chief Financial Officer