Form 10-Q
period 2010-06-30
BLACK NICKEL ACQUISITION CORP III
filed 2011-03-03
CIK 1329551

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission file number 000-51722

Black Nickel Acquisition Corp. III
(Exact name of registrant as specified in its charter)

Delawar	83-0432183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6914 So Yorktown Ave, Suite 130, Tulsa, Oklahoma  74136
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

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
June 30, 2010 (unaudited) and December 31, 2009

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$83	$83
Total current assets	83	83
Goodwill	56,917	-
Total assets	$57,000	$83

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$4,500	$4,500
Accrued expenses - related party interest	-	10,376
Notes payable - related parties	-	45,600
Advances from related parties	-	5,000
Total current liabilities	4,500	65,476

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; authorized
10,000,000 shares; no shares issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 75,000,000 shares;
1,665,000 shares issued and outstanding at June 30, 2010
and December 31, 2009, respectively	167	167
Additional paid-in capital	52,333	91,083
Deficit accumulated during the development stage	-	(156,643)
Total stockholders' equity (deficit)	52,500	(65,393)
Total liabilities and stockholders' equity (deficit)	$57,000	$83

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Net sales	$-	$-
Total revenues	-	-
Costs and expenses:
General and administrative expense	-	5,091
Total costs and expenses	-	5,091
Loss from operations	-	(5,091)
Other expenses (income):
Interest expense	-	1,137
	-	1,137
Loss before income taxes	-	(6,228)
Provision for income taxes	-	-
Net loss	$-	$(6,228)

Net loss per share, basic and diluted	$-	$(0.00)

Weighted average shares outstanding, basic and diluted	1,665,000	1,665,000

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
Six Months Ended June 30, 2010 and 2009 and
from inception (May 26, 2005) through June 30, 2010
(Unaudited)			Inception
			(May 26, 2005)
	Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010

Net sales	$-	$-	$-
Total revenues	-	-	-
Costs and expenses:
General and administrative expense	-	5,106	146,267
Total costs and expenses	-	5,106	146,267
Loss from operations	-	(5,106)	(146,267)
Other expenses (income):
Interest expense	575	2,262	10,951
	575	2,262	10,951
Loss before income taxes	(575)	(7,368)	(157,218)
Provision for income taxes	-	-	-
Net loss	$(575)	$(7,368)	$(157,218)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,665,000	1,665,000

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)
Inception of Development Stage (May 26, 2005) through June 30, 2010
				Deficit
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception, May 26, 2005	-	$-	$-	$-	$-
Common stock issued for cash in June 2005	1,500,000	150	49,850	-	50,000
Net loss	-	-	-	(17,833)	(17,833)
Balance December 31, 2005	1,500,000	150	49,850	(17,833)	32,167
Net loss	-	-	-	(34,558)	(34,558)
Balance, December 31, 2006	1,500,000	150	49,850	(52,391)	(2,391)
Net loss	-	-	-	(40,017)	(40,017)
Balance, December 31, 2007	1,500,000	150	49,850	(92,408)	(42,408)
Common stock issued for cash in May 2008	165,000	17	5,483	-	5,500
Compensatory portion of stock issuance	-	-	35,750	-	35,750
Net loss	-	-	-	(54,569)	(54,569)
Balance, December 31, 2008	1,665,000	167	91,083	(146,977)	(55,727)
Net loss	-	-	-	(9,666)	(9,666)
Balance, December 31, 2009	1,665,000	167	91,083	(156,643)	(65,393)
Shareholder debt forgiven	-	-	61,551	-	61,551
Acquisition by Efftec International	-	-	(100,301)	157,218	56,917
Net loss	-	-	-	(575)	(575)
Balance, June 30, 2010	1,665,000	$167	$52,333	$-	$52,500

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009 and
from inception (May 26, 2005) through June 30, 2010
(Unaudited)
			Inception
			(May 26, 2005)
	Six months ended		through
	June 30,		June 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(575)	$(7,368)	$(157,218)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	35,750
Change in other assets and liablities:
Prepaid expenses and other assets	-	3,750	-
Accounts payable and accrued expenses	575	962	15,451
Advances from stockholders	-	5,000	5,000
Net cash provided by (used in) operations	-	2,344	(101,017)

Cash flows from financing activities
Loan proceeds	-	-	45,600
Stock subscription deposits	-	(3,000)	-
Proceeds from sale of common stock	-	-	55,500
Net cash provided by (used in) financing activities	-	(3,000)	101,100

Net increase (decrease) in cash and cash equivalents	-	(656)	83
Cash and cash equivalents, beginning of period	83	739	-
Cash and cash equivalents, end of period	$83	$83	$83

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended June 30, 2010 of $157,218.  In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2.	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 and for the cumulative period from inception (May 26, 2005) through June 30, 2010, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading  Management’s Discussion and Analysis  should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K for December 31, 2009. There have been no changes in significant accounting policies since December 31, 2009.

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

The Company has approximately $60,700 in gross deferred tax assets at June 30, 2010 resulting from deferred start-up costs of $157,218 which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain. The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 4.6%, and the effective rate of 0% is due to the capitalization of the Company’s start-up costs for tax purposes.

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

The Company’s common shareholders shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.  There were 75,000,000 common shares, par value $0.0001, authorized and 1,665,000 issued and outstanding at June 30, 2010 and December 31, 2009, respectively.

The Board of Directors may issue the preferred stock in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors may determine.  At June 30, 2010 and December 31, 2009 there were 10,000,000 shares, par value $0.0001, authorized and no shares issued and outstanding.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets of $57,000, comprised of $83 cash and $56,917 goodwill. This compares with assets of $83, comprised exclusively of cash in the amount of $83 as of December 31, 2009. The Company’s current liabilities as of June 30, 2010 totaled $4,500, comprised of $4,500 of accounts payable. This compares to the Company’s current liabilities as of December 31, 2009 of $65,476, comprised of $4,500 of accounts payable, $5,000 in advances from related parties, $45,600 of notes payable to related parties and $10,376 of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2010 and 2009 and for the cumulative period from May 26, 2005 (inception) through June 30, 2010:

			From inception
			May 26, 2005
	Six months ended		through
	June 30,		June 30,
	2010	2009	2010

Cash provided by (used in) operations	$-	$2,344	$(101,017)
Cash provided by (used in) financing activities	-	(3,000)	101,100
Increase (decrease) in cash equivalents	$-	$(656)	$83

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 26, 2005 (inception) through June 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2010, the Company had a net loss of $0. This compares with a net loss of $6,228 for the three months ended June 30, 2009, consisting of legal, accounting, audit and other professional service fees and administrative fees of $5,091 and interest expense of $1,137.

For the six months ended June 30, 2010, the Company had a net loss of $575, consisting of interest expense of $575. This compares with a net loss of $7,368 for the six months ended June 30, 2009, consisting of legal, accounting, audit and other professional service fees and administrative fees of $5,106 and interest expense of $2,262.

For the cumulative period from May 26, 2005 (inception) through June 30, 2010, the Company had a net loss of $157,218, consisting of legal, accounting, audit and other professional and administrative service fees of $146,267 incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q, the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K and evaluation of the potential acquisition of 7BP and interest expense of $10,951 accrued on shareholder loans.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. The Company has only one officer and director and no other employees and the principal executive officer and principal financial officer concluded there was a material weakness due to a lack of segregation of duties.  The principal executive officer and principal financial officer concluded this weakness was mitigated by engaging a third party consultant to assist the Company in the preparation of its financial statements and its SEC filings.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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