Form 10-K
period 2010-12-31
BLACK NICKEL ACQUISITION CORP III
filed 2011-03-03
CIK 1329551

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Since inception (May 26, 2005) through December 31, 2010, we have incurred a net loss of $160,518. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Item 2.                  Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its parent at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.                  Legal Proceedings.

Presently, there are not any pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.                  [Removed and Reserved]

Not applicable.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the fiscal quarter ended December 31, 2010.

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

Creason & Associates, P.L.L.C
7170 S. Braden Ave., Suite 100
Tulsa, Oklahoma  74136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Black Nickel Acquisition Corp III

We have audited the accompanying balance sheets of Black Nickel Acquisition Corp III (a development stage company) (“the Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and the period from inception (May 26, 2005) through December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Nickel Acquisition Corp III as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the period from inception (May 26, 2005) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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
Tulsa, Oklahoma
February 25, 2011

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Current assets
Cash and cash equivalents	$83	$83
Total current assets	83	83
Goodwill	56,917	-
Total assets	$57,000	$83

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$-	$4,500
Due to Efftec International, Inc.	7,800	-
Accrued expenses - related party interest	-	10,376
Advances from stockholders	-	5,000
Note payable - related parties	-	45,600
Total current liabilities	7,800	65,476

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; authorized 10,000,000 shares; issued and outstanding - none	-	-
Common stock: $0.0001 par value; authorized 75,000,000 shares; 1,665,000 shares issued and outstanding at December 31, 2010 and 2009	167	167
Additional paid-in capital	52,333	91,083
Deficit accumulated during the development stage	(3,300)	(156,643)
Total stockholders' equity (deficit)	49,200	(65,393)
Total liabilities and stockholders' equity (deficit)	$57,000	$83

See accompanying notes to financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Statements of Operations
Years Ended December 31, 2010 and 2009 and
from inception (May 26, 2005) through December 31, 2010

			Inception
			(May 26, 2005)
			Through
	Years Ended December 31,		December 31,
	2010	2009	2010

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Costs and expenses:
General and administrative expense	3,300	5,106	149,567
Total costs and expenses	3,300	5,106	149,567
Loss from operations	(3,300)	(5,106)	(149,567)
Other expenses (income):
Interest expense	575	4,560	10,951
	575	4,560	10,951
Loss before income taxes	(3,875)	(9,666)	(160,518)
Provision for income taxes	-	-	-
Net loss	$(3,875)	$(9,666)	$(160,518)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	1,665,000	1,665,000

See accompanying notes to financial statements.

BLACK NICKEL ACQUISITION CORP. III
A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Inception of Development Stage (May 26, 2005) through December 31, 2010

						Deficit
						Accumulated
					Additional	During the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Inception, May 26, 2005	-	$-	-	$-	$-	$-	$-
Common stock issued for cash in June 2005	-	-	1,500,000	150	49,850	-	50,000
Net loss	-	-	-	-	-	(17,833)	(17,833)
Balance December 31, 2005	-	-	1,500,000	150	49,850	(17,833)	32,167
Net loss	-	-	-	-	-	(34,558)	(34,558)
Balance, December 31, 2006	-	-	1,500,000	150	49,850	(52,391)	(2,391)
Net loss	-	-	-	-	-	(40,017)	(40,017)
Balance, December 31, 2007	-	-	1,500,000	150	49,850	(92,408)	(42,408)
Common stock issued for cash in May 2008	-	-	165,000	17	5,483	-	5,500
Compensatory portion of stock issuance	-	-	-	-	35,750	-	35,750
Net loss	-	-	-	-	-	(54,569)	(54,569)
Balance, December 31, 2008	-	-	1,665,000	167	91,083	(146,977)	(55,727)
Net loss	-	-	-	-	-	(9,666)	(9,666)
Balance, December 31, 2009	-	-	1,665,000	167	91,083	(156,643)	(65,393)
Shareholder debt forgiven	-	-	-	-	61,551	-	61,551
Acquisition by Efftec International	-	-	-	-	(100,301)	157,218	56,917
Net loss	-	-	-	-	-	(3,875)	(3,875)
	-	-	1,665,000	$167	$52,333	$(3,300)	$49,200

See accompanying notes to financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Statements of Cash Flows
Years Ended December 31, 2010 and 2009 and
from inception (May 26, 2005) through December 31, 2010

			Inception
			(May 26, 2005)
			through
	Year ended December 31,		December 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(3,875)	$(9,666)	$(160,518)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	35,750
Change in other assets and liablities:
Prepaid expenses	-	3,750	-
Accounts payable and accrued expenses	(3,925)	3,260	10,951
Advance from Efftec International, Inc.	7,800		7,800
Advances from stockholders	-	5,000	5,000
Net cash provided by (used in) operations	-	2,344	(101,017)

Cash flows from financing activities
Loan proceeds	-	-	45,600
Stock subscription deposits	-	(3,000)	-
Proceeds from sale of common stock	-	-	55,500
Net cash provided by (used in) financing activities	-	(3,000)	101,100

Net increase (decrease) in cash and cash equivalents	-	(656)	83
Cash and cash equivalents, beginning of period	83	739	-
Cash and cash equivalents, end of period	$83	$83	$83

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended December 31, 2010 of $160,518.  In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon management’s plans to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

Loss Per Common Share - The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At December 31, 2010 and 2009, there were no common stock equivalents.  Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

The Company has approximately $62,000 in gross deferred tax assets at December 31, 2010, resulting from deferred start-up costs of $160,518 which are capitalized and amortized for income tax purposes and expensed for financial reporting purposes, a change of $1,500 for 2010. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain. The difference between the statutory federal income tax rate of 34%, state taxes net of federal benefits of 4.6%, and the effective rate of 0% is due to the capitalization of the Company’s start-up costs for tax purposes.

As of December 31, 2010 and 2009, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

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

Accrued interest in the amount of $10,376 at December 31, 2009 is included in accrued expenses for all of the notes above.  On February 15, 2010, the note balances and all accrued interest were contributed to additional paid-in capital of the Company.

5.     Related Party Transactions

The Company utilized the office space and equipment of its parent at no cost during 2010.  Management estimates such amounts to be immaterial.

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

The Company received an advance from a stockholder in 2009 that was contributed to capital along with shareholder notes and accrued interest as noted in Note 4.

See Notes Payable - Related Parties in Note 4.

6.     Stockholders’ Equity

The Company’s common stock stockholders shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.  At December 31, 2010 and 2009, there were 75,000,000 shares of our par value $0.0001 common stock authorized and 1,665,000 shares issued and outstanding.

The Board of Directors may issue the preferred stock in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors may determine.  As of December 31, 2010 and 2009, there were 10,000,000 shares of our par value $0.0001 preferred stock authorized and no shares issued or outstanding.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. The Company has only one officer and director and no other employees and the principal executive officer and principal financial officer concluded there was a material weakness due to a lack of segregation of duties.  The principal executive officer and principal financial officer concluded this weakness was mitigated by engaging a third party consultant to assist the Company in the preparation of its financial statements and its SEC filings.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Name and Principal Position	Year	Salary	Bonus	Stock	Total

Michael D. Pruitt, Chief Executive Officer since May 1, 2010	2010	None	None	None	None
	2009	N/A	N/A	N/A	N/A
	2008	N/A	N/A	N/A	N/A

Jules B. Prag IV, Chief Executive Officer from May 12, 2008 thru May 1, 2010 **	2010	None	None	None	None
	2009	None	None	None	None
	2008	None	None	$35,750	$35,750

Paul T. Mannion, Jr., Chief Executive Officer until May 12, 2008	2010	N/A	N/A	N/A	N/A
	2009	N/A	N/A	N/A	N/A
	2008	None	None	None	None

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

Accrued interest in the amount of $10,376 at December 31, 2009 is included in accrued expenses for all of the notes above.  On February 15, 2010, the note balances and all accrued interest were contributed to additional paid-in capital of the Company.

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

Item 14.               Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Creason & Associates, P.L.L.C. for professional services rendered for the audit of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings through February 23, 2011 was $3,000 and $6,000 for the fiscal years ended December 31, 2010 and 2009.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of Black Nickel Acquisition Corp. III are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Accounting Firm
•	Balance Sheets at December 31, 2010 and 2009
•	Statements of Operations – For the years ended December 31, 2010 and 2009 and from inception (May 26, 2005) through December 31, 2010
•	Statements of Stockholders’ Equity - From inception (May 26, 2005) through December 31, 2010
•	Statements of Cash Flows – For the years ended December 31, 2010 and 2009 and from inception (May 26, 2005) through December 31, 2010
•	Notes to the Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1*	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005
3.2*	By-laws
17.1**	Resignation letter from Paul T. Mannion, Jr.
17.2**	Resignation letter from Andrew Rickles
17.3**	Resignation letter from Paul T. Mannion, Jr.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on January 12, 2006 and incorporated herein by this reference
**	Filed as an exhibit to the Company's Current Report on 8-K as filed with the SEC on May 15, 2008 and incorporated herein by this reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK NICKEL ACQUISITION CORP. III

February 25, 2011	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer and
Chief Financial Officer