Form 10-Q
period 2011-03-31
BLACK NICKEL ACQUISITION CORP III
filed 2011-05-10
CIK 1329551

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,665,000 shares of common stock, par value $.0001 per share, outstanding as of April 25, 2011.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Company’s Form 10-K dated December 31, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2011 (unaudited) and December 31, 2010

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$83	$83
Total current assets	83	83
Goodwill	56,917	56,917
Total assets	$57,000	$57,000

Liabilities and Stockholder's Equity
Current liabilities
Due to Efftec International, Inc.	$24,729	$7,800

Total current liabilities	24,729	7,800

Commitments and contingencies

Stockholder's equity
Preferred stock: $0.0001 par value; authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 75,000,000 shares; 1,665,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	167	167
Additional paid-in capital	52,333	52,333
Deficit accumulated during the development stage	(20,229)	(3,300)
Total stockholder's equity	32,271	49,200
Total liabilities and stockholder's equity	$57,000	$57,000

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
Three Months Ended March 31, 2011 and 2010 and
from inception (May 26, 2005) through March 31, 2011
(Unaudited)
			Inception (May 26, 2005)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011

Net sales	$-	$-	$-
Total revenues	-	-	-
Costs and expenses:
General and administrative expense	16,929	-	166,496
Total costs and expenses	16,929	-	166,496
Loss from operations	(16,929)	-	(166,496)
Other expenses (income):
Interest expense	-	575	10,951
	-	575	10,951
Loss before income taxes	(16,929)	(575)	(177,447)
Provision for income taxes	-	-	-
Net loss	$(16,929)	$(575)	$(177,447)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,665,000	1,665,000

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Condensed Statements of Stockholders' Equity
Inception of Development Stage (May 26, 2005) through March 31, 2011
				Deficit
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception, May 26, 2005	-	$-	$-	$-	$-
Common stock issued for cash in June 2005	1,500,000	150	49,850	-	50,000
Net loss	-	-	-	(17,833)	(17,833)
Balance December 31, 2005	1,500,000	150	49,850	(17,833)	32,167
Net loss	-	-	-	(34,558)	(34,558)
Balance, December 31, 2006	1,500,000	150	49,850	(52,391)	(2,391)
Net loss	-	-	-	(40,017)	(40,017)
Balance, December 31, 2007	1,500,000	150	49,850	(92,408)	(42,408)
Common stock issued for cash in May 2008	165,000	17	5,483	-	5,500
Compensatory portion of stock issuance	-	-	35,750	-	35,750
Net loss	-	-	-	(54,569)	(54,569)
Balance, December 31, 2008	1,665,000	167	91,083	(146,977)	(55,727)
Net loss	-	-	-	(9,666)	(9,666)
Balance, December 31, 2009	1,665,000	167	91,083	(156,643)	(65,393)
Shareholder debt forgiven	-	-	61,551	-	61,551
Acquisition by Efftec International	-	-	(100,301)	157,218	56,917
Net loss	-	-	-	(3,875)	(3,875)
Balance, December 31, 2010	1,665,000	167	$52,333	$(3,300)	$49,200
Net loss	-	-	-	(16,929)	(16,929)
Balance, March 31, 2011	1,665,000	$167	$52,333	$(20,229)	$32,271

See accompanying notes to condensed financial statements.

BLACK NICKEL ACQUISITION CORP. III
(A Wholly Owned Subsidiary of Efftec International, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010 and
from inception (May 26, 2005) through March 31, 2011
(Unaudited)

			Inception (May 26, 2005)
	Three months ended		through
	March 31,		March 31,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(16,929)	$(575)	$(177,447)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	35,750
Change in other assets and liablities:
Advances from stockholders	-	-	5,000
Accounts payable and accrued expenses	-	575	10,951
Advance from Efftec International, Inc.	16,929	-	24,729
Net cash provided by (used in) operations	-	-	(101,017)

Cash flows from financing activities
Loan proceeds	-	-	45,600
Proceeds from sale of common stock	-	-	55,500
Net cash provided by (used in) financing activities	-	-	101,100

Net increase (decrease) in cash and cash equivalents	-	-	83
Cash and cash equivalents, beginning of period	83	83	-
Cash and cash equivalents, end of period	$83	$83	$83

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from May 26, 2005 (inception) through the period ended March 31, 2011 of $177,447. In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing. The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital from its existing stockholders and ultimately, the achievement of significant positive operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2.	Basis of Presentation for Interim Financial Statements

The accompanying interim financial statements of the Company as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 and for the cumulative period from inception (May 26, 2005) through March 31, 2011, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K for December 31, 2010. There have been no changes in significant accounting policies since December 31, 2010.

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

Fair Value of Financial Instruments Current assets and current liabilities are carried at cost, which approximates their fair value because of their short-term maturity. The amount due to Efftec approximates fair value based on market rates available to the Company for financing with similar terms.

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

Recent Accounting Pronouncements - Below is a listing, if appropriate, of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU"). We have evaluated all recent accounting pronouncements through April 18, 2011 and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

The Company received an advance from a stockholder in 2009 that was contributed to capital along with shareholder notes and accrued interest, see Note 5.

See Notes Payable - Related Parties in Note 5.

7.	Stockholder's Equity

The Company’s common shareholder shall be entitled to cast one vote for each common share held at all stockholder's meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights. There were 75,000,000 common shares, par value $0.0001, authorized and 1,665,000 issued and outstanding at March 31, 2011 and December 31, 2010, respectively.

The Board of Directors may issue the preferred stock in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors may determine. At March 31, 2011 and December 31, 2010 there were 10,000,000 shares, par value $0.0001, authorized and no shares issued and outstanding.

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

On December 18, 2009, the Company filed a Form 15 with the SEC to temporarily suspend its filing responsibilities. In January 2011, the Company completed all filings necessary to bring its filing responsibility current.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors.

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

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010 the Company had assets of $57,000, comprised of $83 cash and $56,917 goodwill. The Company’s current liabilities as of March 31, 2011 totaled $24,729, consisting of a payable to Efftec International, Inc. This compares to the Company’s current liabilities as of December 31, 2010 of $7,800, consisting of a payable to Efftec International, Inc. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2011 and 2010 and for the cumulative period from May 26, 2005 (inception) through March 31, 2011:

			From inception
			May 26, 2005
	Three months ended		through
	March 31,		March 31,
	2011	2010	2011

Cash provided by (used in) operations	$-	$-	$(101,017)
Cash provided by (used in) financing activities	-	-	101,100
Increase (decrease) in cash equivalents	$-	$-	$83

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 26, 2005 (inception) through March 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2011, the Company had a net loss of $16,929, consisting of accounting, audit and other professional service fees. This compares with a net loss of $575 for the three months ended March 31, 2010, consisting of interest expense.

For the cumulative period from May 26, 2005 (inception) through March 31, 2011, the Company had a net loss of $177,447, consisting of legal, accounting, audit and other professional and administrative service fees of $166,496 incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q, the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K and evaluation of the potential acquisition of 7BP and interest expense of $10,951 accrued on shareholder loans.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. The Company has only one officer and director and no other employees and the principal executive officer and principal financial officer concluded there was a material weakness due to a lack of segregation of duties. The principal executive officer and principal financial officer concluded this weakness was mitigated by engaging a third party consultant to assist the Company in the preparation of its financial statements and its SEC filings. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K, filed herein unless otherwise indicated.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005
*3.2	By-laws
**17.1	Resignation letter from Paul T. Mannion, Jr.
**17.2	Resignation letter from Andrew Reckles
**17.3	Resignation letter from Paul T. Mannion, Jr.
31.1	Certificate of the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company's principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 12, 2006 and incorporated herein by this reference

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK NICKEL ACQUISITION CORP, III

May 10, 2011	/s/ Michael D. Pruitt

Michael D. Pruitt, Chief Executive Officer and
Chief Financial Officer